Form 10QSB
period 2001-06-30
COAST BANCORP/CA
filed 2001-08-13
CIK 1141575

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission File No. 000-32827
COAST BANCORP
(Exact name of Registration as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	77-0567091 (IRS Employer Identification No.)

553B Higuera Street, San Luis Obispo, CA 93401
(Address of principal executive offices)

(805) 541-0400 (Registrant’s telephone number, including area code)

Not applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock – As of July 15, 2001, there were 631,200 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format
(Check one)
yes ☐ no ☒

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS;THE EFFECTS OF CALIFORNIA ENERGY CRISIS AND CHANGES IN THE SECURITIES MARKETS.

THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE BANK.

MOREOVER, WHEREVER PHRASES SUCH AS SIMILAR TO, “IN MANAGEMENT’S OPINION,” “MANAGEMENT BELIEVES,” OR “MANAGEMENT CONSIDERS” ARE USED, SUCH STATEMENTS ARE AS OF, AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

INDEX

COAST BANCORP

PART I – FINANCIAL INFORMATION

Item 1 -Financial Statements
Statement of Financial Condition
Statement of Operations
Statement of Changes in Shareholders’ Equity
Cash Flow Statement
Notes to financial Statements

Item 2 -Management’s Discussion and Analysis of Financial Condition And Results of Operations
Overview
Net Interest Income
Provision for Loan Losses
Noninterest Income
Noninterest Expense
Income Taxes
Financial Condition
Asset Quality
Capital
Liquidity

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Item 2 – Changes in Securities
Item 3 – Defaults Upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits and Reports of Form 8-K

SIGNATURES

COAST BANCORP

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

Statement of Financial Condition (unaudited)
(In Thousands)	June 30,	December 31,
	2001	2000

Assets

Cash and due from banks	$5,185	$6,043
Federal funds sold	10,800	3,500

Cash and cash equivalents	15,985	9,543

Interest - bearing deposits	-	200

Investment securities	14,723	20,966

Loans	68,542	61,900
Allowance for loan losses	(750)	(700)

	67,792	61,200

Premises and equipment	3,594	3,611
Federal Reserve Bank Stock, at cost	189	172
Accrued interest and other assets	920	1,154

Total Assets	$103,203	$96,846

Liabilities

Noninterest-bearing demand	$22,986	$21,398
Money market and NOW	30,657	29,632
Savings deposits	3,810	3,191
Time deposits of $100,000 or more	22,035	19,998
Other time deposits	16,535	15,731

Total deposits	96,023	89,950

Other liabilities	422	532

Total liabilities	96,445	90,482

Shareholders Equity
Common stock, no par value
10,000,000 authorized, 631,200 outstanding
at June 30, 2001 and 627,000 December 31, 2000	6,312	6,270
Retained earnings	402	116
Accumulated other comprehensive income	44	(22)

Total Shareholders Equity	6,758	6,364

Total Liabilities and Shareholders Equity	$103,203	$96,846

COAST BANCORP

Statement of Operations (unaudited)
(In Thousands, except for per share numbers)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Interest income:
Interest and fees on loans	$1,475	$1,299	$2,981	$2,435
Interest on taxable securities	183	240	429	501
Interest on federal funds sold	143	83	247	156
other interest income	-	-	-	2

Total interest income	1,801	1,622	3,657	3,094

Interest expense:
Interest on money market and NOW accounts	214	191	482	374
Interest on savings deposits	28	24	50	45
Interest on time deposits	519	430	1,042	818
Interest on other borrowings	6	5	11	10

	767	650	1,585	1,247

Net interest income	1,034	972	2,072	1,847
Provision for loan losses	38	105	63	150

Net interest income after provision for loan losses	996	867	2,009	1,697

Noninterest Income:
Service charges on deposit accounts and other	85	48	191	84
Gain on sale of securities	61	-	75	-

Total noninterest income	146	48	266	84

Noninterest Expense:
Salaries and benefits	475	341	934	712
Net occupancy expense (net of rental income)	46	41	88	91
Equipment expense	43	42	86	84
Other expense	334	273	674	541

Total noninterest expense	898	697	1,782	1,428

Income before taxes	244	218	493	353
Income taxes	103	(1)	207	(1)

Net income	$141	$217	$286	$352

Earnings per share - Basic	$0.22	$0.34	$0.45	$0.56

Earnings per share - Diluted	$0.21	$0.33	$0.44	$0.54

COAST BANCORP

Statement of Changes in Shareholders’ Equity
(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock

	Number of Shares	Amount	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2000	625,800	$6,258		$(528)	$(234)	5,496
Exercise of stock options	1,200	12				12
Comprehensive Income
Net income			$644	644		644
Unrealized gain on securities available for sale			215		215	215
Reclassification adjustment for gain on Sale of investment securities included innet income			(3)		(3)	(3)

Total comprehensive income			$856

Balance at December 31, 2000	627,000	6,270		116	(22)	6,364
Exercise of stock options	4,200	42				42
Comprehensive Income
Net income			$286	286		286
Unrealized loss on securities available for sale			141		141	141
Reclassification adjustment for gain on Sale of investment securities included in net income			(75)		(75)	(75)

Total comprehensive income			$352

Balance at June 30, 2001	631,200	$6,312		$402	$44	$6,758

COAST BANCORP

Statement of Cash Flows (unaudited)	For the Six Months Ended June 30,
(In Thousands)

	2001	2000

Operating activities
Net income	$286	$352
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	99	101
Provision for loan losses	64	150
Realized gain on investment securities	(75)	(44)
Other items – net	130	3

Net cash provided by operating activities	504	562

Investing activities
Change in interest-bearing deposits	200	(200)
Proceeds from sale of investment securities	9,068	-
Maturities of investment securities	9,444	2,000
Purchase of investment securities	(12,134)
Net change in loans	(6,656)	(9,746)
Increase in Federal Reserve Bank Stock	(17)	(9)
Purchase of premises and equipment	(82)	(2,064)

Net cash provided (used) by investing activities	(177)	(10,019)

Financing activities
Increase in deposits	6,073	11,482
Proceeds from exercise of 0ptions	42	12

Net cash provided by financing actvities	6,115	11,494

Increase in cash and cash equivalents	6,442	2,037

Cash and cash equivalents at beginning of period	9,543	9,778

Cash and cash equivalents at end of period	$15,985	$11,815

Item 1. Financial Statements- Continued

Note 1 - Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Bank’s Annual Report for the year ended December 31, 2000 filed on Form 10-KSB.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month period ended June 30, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-QSB may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as "anticipate", "believe", "estimate", "may", "intend", and "expect".

Note 2 - Earnings Per Share

Effective December 31, 1997, the Bank adopted SFAS No. 128, “Earnings per Share".  Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

	Shares	Shares	Shares	Shares

Used in Basic EPS	630,870	627,000	630,150	626,413
Dilutive Effect of Outstanding Stock Options	21,308	21,176	19,292	22,437

Earnings per share – Basic	652,178	648,176	649,442	648,850

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, the California energy crisis, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities and Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

On June 1, 2001 Coast Bancorp acquired all of the outstanding shares of Coast National Bank’s common stock in a non-cash transaction.  Coast Bancorp has no material business activity other than the involvement in Coast National Bank.  Financial information presented herein for June 30, 2001 is inclusive of the consolidated Company while the comparative information for December 31, 2000 and June 30, 2000 is for Coast National Bank.

Coast National Bank commenced operations June 16, 1997 with two offices and $6,250,000.00 in capital.  All shares sold and issued were of one class.  In June 1998 the Morro Bay branch was opened, expanding our customer base and service area.  In June 1999 the Los Osos branch was also opened to further serve the needs of the residents of the North Coast.  Coast National Bank anticipates being able to satisfy its cash requirements, near term, with continuing deposit growth.

Overview

For the three months ended June 30, 2001 the company reported net income of $141,000 or $0.21 diluted earnings per share compared to net income of $217,000 and $0.33 diluted earnings per share for the same period during 2000.  For the six month ended June 30, 2001 the company reported net income of $286,000 or $0.44 diluted earnings per share compared to net income of $352,000 and $0.54 diluted earnings per share for the same period during 2000.  Net Income for the six months ended June 30, 2001 was lower than the same period for 2000 due to the Bank becoming fully taxable in the last quarter 2000.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference (the “interest rate spread’) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.   Net interest income was $1,034,000 for the six month ended June 30, 2001, compared to $1,847,000 for the quarter ended June 30, 2000 an increase of 11.4%.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,

	2001	2000	2001	2000	2000

Interest Income	$1,801	$1,622	$3,657	$3,094	$6,745
Interest Expense	767	650	1,585	1,247	2,858

Net Interest Income	$1,034	$972	$2,072	$1,847	$3,887

Average Earning Assets	$94,284	$75,536	$91,260	$73,712	$78,388
Net Interest Margin	4.39%	5.15%	4.54%	5.01%	4.96%

The 18.2% increase in net interest income for the first six months of 2001 was primarily the result of the significant growth in interest-earning assets generated by the Bank’s branches.  The Company also experienced a decrease in the net interest margin due to the decline of the prime rate by 275 basis points during the first six months of 2001.

Provision for Loan Losses

The Company made a $63,000 contribution to the allowance for loan losses for the six months ended June 30, 2001 compared to $150,000 for the same period in 2000.  Management believes that the allowance, which equals 1.1% of total loans at June 30, 2001, is adequate to cover future losses.  The allowance for loan losses at December 31, 2000 was also 1.1% of total loans.

Changes in the allowance for loan losses for the three months ended and the six months ended June 30, 2001 and 2000 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Allowance, Beginning of Period	$725	$445	$700	$400
Provision for Loan Losses	38	105	63	150
Loans Charged Off - net of Recoveries	(13)	-	(13)	-

Allowance, End of Period	$750	$550	$750	$550

Noninterest Income

Noninterest income represents deposit account service charges and other types of non-loan related fee income.  Noninterest income for the three months ended June 30, 2001 totaled $146,000 compared to $48,000 for the same period in 2000 a 204.2% increase. Noninterest income for the six months ended June 30, 2001 totaled $266,000 compared to $84,000 for the same period in 2000 a 216.6% increase. This increase is primarily due to the growth in deposit accounts and realized gains on the sale of investment securities and realized gains on the sale of the guaranteed portion of SBA loans.

Noninterest Expense

Noninterest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended June 30, 2001 totaled $898,000 compared to $697,000 for the same period in 2000 a 28.8% increase. Noninterest expense for the six months ended June 30, 2001 totaled $1,783,000 compared to $1,428,000 for the same period in 2000 a 24.8% increase. This increase is primarily due to the opening of a government guaranteed lending department specializing in Small Business Administration lending programs during the latter part of 2000 and the overall expansion of the customer base.

Income Taxes

The Company recorded a $103,000 tax provision for the three months ended June 30, 2001 compared to $(1,000) during the same period in 2000.  The six months ended tax provision was $207,000 compared to $(1,000) or the same period in 2000.  The increase is due to the utilization of prior losses through the reduction of its deferred tax valuation allowance in 2000.  The Company is fully taxable on its earnings in 2001.

Financial Condition

Total assets as of June 30, 2001 increase 6.61% to $103.2 million in comparison to total assets of $96.8 million as of December 31, 2000.  Total assets increased by 14.8 million or 16.74 to 103.2 million as of June 30, 2001, compared to  $88.4 million at June 30, 2000.  This growth is primarily due to the expansion of the Bank’s customer base.   The majority of the increase was centered in loans, which increased, by $10.7 million from $61.9 million at June 30, 2000 to $68.5 million at June 30, 2001.  This growth was funded by a $6.0 million, or 6.75%, increase in deposits since June 30, 2000.

Asset Quality

Asset quality has remained excellent at the Company.  As of June 30, 2000, December 31, 2000 and June 30, 2001 the bank had no loans on nonaccrual or loans 90 day past due and still accruing.  The Bank has had no OREO during 2000 or 2001.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk is to ensure the safety and soundness of the Bank and it’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the shareholders.

Shareholders equity at June 30, 2001 was $6.7 million, an increase of  $.3 million over $ 6.4 million at December 31, 2000.  Average shareholder’s equity for the six months ended June 30, 2001 was 6.7 million compared to $5.9 million in 2000.  Shareholders equity increased primarily from net income of  $286,000 and unrealized securities gains of  $44,000.

The Company is required to meet certain minimum risk-based capital guidelines and leverage ratios set by the banks regulatory authorities. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentives to holding liquid, low risk assets.  The leverage ratio consists of tangible Tier I capital divided by average total assets.

Coast Bancorp maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios are as follows:

	Minimum	Six Months Ended
	Requirements	June 30, 2001	December 31, 2000

Tier 1 Capital	4.00%	9.15%	9.85%
Total Capital	8.00%	10.17%	10.93%
Leverage Ratio	4.00%	6.53%	7.13%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments, which would severely impair liquidity.  For the six months ended June 30, 2001 the bank has a loan to deposit ratio of 70% and total investments to assets of 26%.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
Not applicable.

ITEM 2 – CHANGES IN SECURITIES
Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 24, 2001 the sole shareholder of Coast Bancorp executed written consent approving the reorganization agreement that resulted in Coast National Bank becoming the wholly owned subsidiary of Coast Bancorp.

ITEM 5 – OTHER INFORMATION
Not applicable

ITEM 6 – EXHIBITS AND REPORTS OF FORM 8-K

A)	Exhibits

EXHIBIT 11 - CALCULATION OF EARNING PER SHARE - see footnote #2 to the financials

B)	Reports on Form 8-K

The Bancorp filed a Form 8-K’s during the second quarter ending June 30, 2001, reporting under Item 5 Other Events the acquisition of the Bank by Bancorp.

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	August 13, 2001	/s/ Jack C. Wauchope

Jack Wauchope
President and Chief Executive Officer
[Principal Executive Officer]

Date:	August 13, 2001	/s/Thomas Sherman

Thomas Sherman
Chief Financial Officer
[Principal Financial Officer]