Form 10QSB
period 2001-09-30
COAST BANCORP/CA
filed 2001-11-14
CIK 1141575

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to  ____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock – As of October 15, 2001, there were 631,200 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format

(Check one)

yes: ☐   no: ☒

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS; THE EFFECTS OF CALIFORNIA ENERGY CRISIS CHANGES IN THE SECURITIES MARKETS;  THE POSSIBLE ECONOMIC EFFECTS OF THE SEPTEMBER 11, 2001 TERRORIST ATTACK ON THE WORLD TRADE CENTER AND PENTEGON AND THE UNITED STATES WAR ON TERRORISTS.

THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY AND BANK.

MOREOVER, WHEREVER PHRASES SUCH AS SIMILAR TO, “IN MANAGEMENT’S OPINION,”“MANAGEMENT BELIEVES,” OR “MANAGEMENT CONSIDERS” ARE USED, SUCH STATEMENTS ARE AS OF, AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

INDEX

COAST BANCORP

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Statement of Financial Condition
Statement of Operations
Statement of Changes in Shareholders’ Equity
Cash Flow Statement
Notes to financial Statements
Item 2 -	Management’s Discussion and Analysis of Financial Condition And Results of Operations

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
Item 6 – Exhibits and Reports of Form 8-K

SIGNATURES

COAST BANCORP

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

Statement of Financial Condition (unaudited)
(In Thousands)	September 30, 2001	December 31, 2000

Assets

Cash and due from banks	$4,872	$6,043
Federal funds sold	4,100	3,500
Cash and cash equivalents	8,972	9,543

Interest - bearing deposits	-	200

Investment securities	14,916	20,966

Loans	76,472	61,900
Allowance for loan losses	(800)	(700)
	75,672	61,200

Premises and equipment	3,695	3,611
Federal Reserve Bank Stock, at cost	189	172
Accrued interest and other assets	923	1,154
Total Assets	$104,367	$96,846

Liabilities

Noninterest-bearing demand	$20,988	$21,398
Money market and NOW	33,695	29,632
Savings deposits	4,556	3,191
Time deposits of $100,000 or more	20,817	19,998
Other time deposits	16,283	15,731
Total deposits	96,339	89,950

Other liabilities	916	532
Total liabilities	97,255	90,482

Shareholders Equity
Common stock, no par value 10,000,000 authorized, 631,200 outstanding at September 30, 2001 and 627,000 December 31, 2000	6,312	6,270
Retained earnings	549	116
Accumulated other comprehensive income	251	(22)
Total Shareholders Equity	7,112	6,364

Total Liabilities and Shareholders Equity	$104,367	$96,846

COAST BANCORP

Statement of Operations (unaudited)
(In Thousands, except for per share numbers)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Interest income:
Interest and fees on loans	$1,523	$1,421	$4,504	$3,856
Interest on taxable securities	195	232	624	730
Interest on federal funds sold	66	136	307	292
other interest income	-	-	6	5

Total interest income	1,784	1,789	5,441	4,883

Interest expense:
Interest on money market and NOW accounts	211	253	693	627
Interest on savings deposits	26	26	76	71
Interest on time deposits	434	489	1,476	1,307
Interest on other borrowings	21	5	32	15
	692	773	2,277	2,020

Net interest income	1,092	1,016	3,164	2,863
Provision for loan losses	51	100	114	250

Net interest income after provision for loan losses	1,041	916	3,050	2,613

Noninterest Income:
Service charges on deposit accounts and other	56	41	247	125
Gain on sale of securities	20	-	95	-
Total noninterest income	76	41	342	125

Noninterest Expense:
Salaries and benefits	493	415	1,427	1,127
Net occupancy expense (net of rental income)	55	86	143	261
Equipment expense	47	45	133	126
Other expense	255	238	929	698

Total noninterest expense	850	784	2,632	2,212

Income before taxes	267	173	760	526
Income taxes	120	-	327	(1)
Net income	$147	$173	$433	$525

Earnings per share - Basic	$0.23	$0.28	$0.68	$0.84
Earnings per share - Diluted	$0.22	$0.27	$0.66	$0.81

COAST BANCORP

Statement of changes in Shareholders' Equity
(In Thousands, Except Number of Shares) (Unaudited)
	Common Stock				Accumulated Other
	Number of Shares	Amount	Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance at January 1, 2000	625,800	$6,258		$(528)	$(234)	5,496
Exercise of stock options	1,200	12				12
Comprehensive Income
Net income			$644	644		644
Unrealized gain on securities available for sale			215		215	215
Reclassification adjustment for gain on Sale of investment securities included in net income			(3)		(3)	(3)
Total comprehensive income			$856

Balance at December 31, 2000	627,000	6,270		116	(22)	6,364
Exercise of stock options	4,200	42				42
Comprehensive Income
Net income			$433	433		433
Unrealized loss on securities available for sale			368		368	368
Reclassification adjustment for gain on Sale of investment securities included in net income			(95)		(95)	(95)

Total comprehensive income			$706

Balance at September 30, 2001	631,200	$6,312		$549	$251	$7,112

COAST BANCORP

Statement of Cash Flows (unaudited)	For the Nine Months Ended
(In Thousands)	September 30,
	2001	2000
Operating activities
Net income	$433	$525
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	149	154
Provision for loan losses	114	250
Realized gain on investment securities	(95)	-
Other items - net	635	-
Net cash provided by operating activities	1,236	929

Investing activities
Change in interest-bearing deposits	200	(200)
Proceeds from sale of investment securities	10,548	-
Maturities of investment securities	9,444	2,000
Purchase of investment securities	(13,594)
Net change in loans	(14,586)	(9,746)
Increase in Federal Reserve Bank Stock	(17)	(9)
Purchase of premises and equipment	(233)	(2,064)
Net cash provided (used) by investing activities	(8,238)	(10,019)

Financing activities
Increase in deposits	6,389	11,482
Proceeds from exercise of 0ptions	42	12
Net cash provided by financing actvities	6,431	11,494

Increase in cash and cash equivalents	(571)	2,404

Cash and cash equivalents at beginning of period	9,543	9,778

Cash and cash equivalents at end of period	$8,972	$12,182

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and nine month period ended September 30, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	Shares	Shares	Shares	Shares
Used in Basic EPS	631,200	627,000	630,519	626,413
Dilutive Effect of Outstnding Stock Options	22,908	19,418	20,292	21,216
Earnings per share - Basic	654,108	646,418	650,811	647,629

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, the California energy crisis, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities and Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with Coast National Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

On June 1, 2001 Coast Bancorp acquired all of the outstanding shares of Coast National Bank’s common stock in a non-cash transaction.  Coast Bancorp has no material business activity other than the involvement in Coast National Bank.  Financial information presented herein for September 30, 2001 is inclusive of the consolidated Company while the comparative information for December 31, 2000 and September 30, 2000 is for Coast National Bank.

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

Overview

For the three months ended September 30, 2001 the company reported net income of $147,000 or $0.22 diluted earnings per share compared to net income of $173,000 and $0.27 diluted earnings per share for the same period during 2000.  For the nine month ended September 30, 2001 the company reported net income of $433,000 or $0.66 diluted earnings per share compared to net income of $525,000 and $0.81 diluted earnings per share for the same period during 2000.  Net Income for the nine months ended September 30, 2001 was lower than the same period for 2000 due to the Bank becoming fully taxable in the last quarter 2000 and because of the reduction in the Federal Reserve discount rate.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference (the “interest rate spread’) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.   Net interest income was $3,164,000 for the nine month ended September 30, 2001, compared to $2,863,000 for the quarter ended September 30, 2000 an increase of 10.5%.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2000
	2001	2000	2001	2000

Interest Income	$1,784	$1,789	$5,441	$4,883	$6,745
Interest Expense	692	773	2,277	2,020	2,858

Net Interest Income	$1,092	$1,016	$3,164	$2,863	$3,887

Average Earning Assets	$92,099	$76,638	$92,828	$76,270	$78,388
Net Interest Margin	4.74%	5.30%	4.54%	5.01%	4.96%

The 10.5% increase in net interest income for the first nine months of 2001 was primarily the result of the significant growth in interest-earning assets generated by the Bank’s branches.  The Company also experienced a decrease in the net interest margin due to the decline of the prime rate by 350 basis points during the first nine months of 2001.

Provision for Loan Losses

The Company made a $114,000 contribution to the allowance for loan losses for the nine months ended September 30, 2001 compared to $250,000 for the same period in 2000.  Management believes that the allowance, which equals 1.04% of net loans at September 30, 2001, is adequate to cover future losses.  The allowance for loan losses at December 31, 2000 was also 1.1% of total loans.

Changes in the allowance for loan losses for the three months ended and the six months ended September 30, 2001 and 2000 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Allowance, Beginning of Period	$750	$445	$700	$400
Provision for Loan Losses	50	105	114	250
Loans Charged Off - net of Recoveries	-	-	(14)	-

Allowance, End of Period	$800	$550	$800	$650

Noninterest Income

Noninterest income represents deposit account service charges and other types of non-loan related fee income.  Noninterest income for the three months ended September 30, 2001 totaled $76,000 compared to $41,000 for the same period in 2000 a 85.3% increase. Noninterest income for the nine months ended September 30, 2001 totaled $342,000 compared to $125,000 for the same period in 2000 a 173.6% increase. This increase is primarily due to the growth in deposit accounts and realized gains on the sale of investment securities and realized gains on the sale of the guaranteed portion of SBA loans.

Noninterest Expense

Noninterest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended September 30, 2001 totaled $850,000 compared to $784,000 for the same period in 2000 a 8.4% increase. Noninterest expense for the nine months ended September 30, 2001 totaled $2,632,000 compared to $2,212,000 for the same period in 2000 a 19.0% increase. This increase is primarily due to the opening of a government guaranteed lending department specializing in Small Business Administration lending programs during the latter part of 2000 and the overall expansion of the customer base.

Income Taxes

The Company recorded a $120,000 tax provision for the three months ended September 30, 2001 compared to $0.00 during the same period in 2000.  The nine months ended tax provision was $327,000 compared to $(1,000) or the same period in 2000.  The increase is due to the utilization of prior losses through the reduction of its deferred tax valuation allowance in 2000.  The Company is fully taxable on its earnings in 2001.

Financial Condition

Total assets as of September 30, 2001 increase 7.77% to $104.3 million in comparison to total assets of $96.8 million as of December 31, 2000.  Total assets increased by $9.8 million or 10.46% to $104.3 million as of September 30, 2001, compared to  $94.4 million at September 30, 2000.  This growth is primarily due to the expansion of the Bank’s customer base.   The majority of the increase was centered in loans, which increased, by $19.1 million from $57.3 million at September 30, 2000 to $76.4 million at September 30, 2001.  This growth was funded by a $8.3 million, or 9.54%, increase in deposits since September 30, 2000.

Asset Quality

As of September 30, 2001 the Bank has two loans on nonaccrual totaling $89,000 and no loans 90 day past due and still accruing.  The Bank has had no OREO during 2000 or 2001.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk is to ensure the safety and soundness of the Bank and it’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the shareholders.

Shareholders equity at September 30, 2001 was $7.1 million, an increase of  $.7 million over $ 6.4 million at December 31, 2000.  Average shareholder’s equity for the nine months ended September 30, 2001 was 6.7 million compared to $5.9 million in 2000.  Shareholders equity increased primarily from net income of  $433,000 and unrealized securities gains of  $273,000.

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

Coast Bancorp maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios are as follows:

	Minimum Requirements	Nine Months Ended September 30, 2001	December 31, 2000
Tier 1 Capital	4.00%	9.91%	9.85%
Total Capital	8.00%	11.00%	10.93%
Leverage Ratio	4.00%	6.95%	7.13%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments, which would severely impair liquidity.  For the nine months ended September 30, 2001 the bank has a loan to deposit ratio of 78.4% and total investments to assets of 26%.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

                Not applicable.

ITEM 2 – CHANGES IN SECURITIES

                Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

                On September 28, 2001, Coast Bancorp, as borrower, entered into a promissory note with Frank Sheahan, as lender, in the amount of $500,000.00. The intent of the note was to down stream $400,000.00 to Coast National Bank capital and retain $100,000.00 in Coast Bancorp for expenses. The promissory note is in the amount of $500,000.00 at 6% per annum through the maturity date and is unsecured.  The note is due and payable on November 1, 2002 (“Maturity Date”).  However, the Maturity Date may be extended to November 1, 2003. If extended beyond the Maturity Date, the interest rate on the note shall be fixed at prime rate on November 1, 2002. Monthly payments of interest only will be due on the first day of each month beginning November 1, 2001.

ITEM 6 – EXHIBITS AND REPORTS OF FORM 8-K

A)   Exhibits

None

B)    Reports on Form 8-K

None

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                        COAST BANCORP

Date:	November 13, 2001	/s/ Jack Wauchope
Jack Wauchope
President and Chief Executive Officer
[Principal Executive Officer]

Date:	November 13, 2001	/s/ Thomas Sherman
Thomas Sherman
Chief Financial Officer
[Principal Financial Officer]