Form 10KSB
period 2001-12-31
COAST BANCORP/CA
filed 2002-03-29
CIK 1141575

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 000-32827

COAST BANCORP
(Exact name of Registration as Specified in its Charter)

California	77-0567091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
553 B Higuera Street, San Luis Obispo, CA	93401
(Address of principal executive offices)	(Zip Code)
(805) 541-0400
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changes since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Registrant's revenues for fiscal year ended December 31, 2001 were $7,692,000.

        The aggregate market value of the voting stock held by nonaffiliates computed by reference to the average bid and asked prices of such stock, as of March 20, 2002: $8,546,880.

        Number of registrant's shares of Common Stock outstanding as of March 19, 2001 was 632,400.

Documents incorporated by reference:    None

Transitional Small Business disclosure Format (check one):
Yes ☐    No ☒

COAST BANCORP AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

        In addition to the historical information, this Annual Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) the potential effects of the California energy crisis; (v) adverse conditions and volatility, including as a result of recent economic uncertainty created by the September 11, 2001 terrorists attacks on the World Trade Center and the Pentagon, the United States' war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions on the Company; (vi) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vii) as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

        Moreover, wherever phrases such as or similar to "In Management's opinion", or"Management considers" are used, such statements are as of and based upon the knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

PART I

Item 1. Description of Business

        Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to; those described in "DESCRIPTION OF BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

General

Coast Bancorp

        Coast Bancorp, headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001. Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization. In the reorganization, Coast National Bank became the wholly-owned subsidiary of Bancorp and the shareholders of the Bank became shareholders of Bancorp. Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Bancorp does not engage in any material business activities other than the ownership of the Bank.

Coast National Bank

        Coast National Bank commenced operations on June 16, 1997 with two offices and 16 employees. The original branch offices are located at 486 Marsh Street, San Luis Obispo, and 1199 Grand Avenue, Arroyo Grande, California. Since that time the Bank has moved its administrative function to a leased office near the main branch in San Luis Obispo at 553 B Higuera Street and added branch offices at 948 Morro Bay Boulevard in Morro Bay, California and 1193 Los Osos Valley Road, Los Osos California. There has not been any material reclassification, merger or consolidation. The Bank purchased a lot adjacent to the main branch in 1999 and subsequently entered into an agreement to purchase the property and building that houses the main branch office. The latter transaction closed on February 1, 2000. There were no other significant purchases or sale of assets outside the ordinary course of business. There are no proceedings regarding bankruptcy or receivership. The Bank continues to enjoy steady growth in both deposits and loans.

        As of December 31, 2001, the Bank had 43 full time equivalent employees engaged to provide banking services to the local community. These services include deposit and savings products, loans for consumers and homeowners as well as local businesses. The Bank faces competition in the market area for all of its banking products from branches of most of the major California money banks, other community banks, savings & loans and credit unions. The Bank also faces competition for some of our deposit products from large securities firms. The Bank appeals to a diverse group of people as business customers as well as individual consumers of our services.

Deposits

        Most of the Bank's deposits are obtained from individuals, professionals and small and medium-sized businesses. As of December 31, 2001, the Bank had a total of 5,709 accounts representing 3,194 non-interest bearing demand, interest-bearing and money market deposit (checking) accounts with an average balance of approximately $14,000 each; 862 savings accounts with an average balance of approximately $4,000 each; and 675 other time accounts with an average balance of approximately $20,000 each.

        The Bank's deposits are attracted from individual and commercial customers in approximately the same proportion. A material portion of the Bank's deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Bank.

        In order to attract loan and deposit business from individuals and small businesses, the Bank maintains lobby hours from 9 A.M. to 4 P.M., Monday through Thursday and 9 A.M. to 6 P.M Friday. The Bank also provides 24-hour automated teller service.

Lending Activities

        The Bank concentrates its lending activities in the following areas: commercial, consumer and real estate and construction loans. As of December 31, 2001, these four (4) categories accounted for approximately 19.6%, 32.6%, 40.4%and 7.4%, respectively, of the Bank's loan portfolio. Commercial loans consisted chiefly of loans to local business for both short-term seasonal needs and long-term financing requirements.

        The Bank follows conservative underwriting policies. The maximum loan to value on commercial real estate loans is 75% with a minimum 1.25% debt service coverage ratio. The maximum loan to value ratio on residential real estate is 80%. Commercial business loans are extended to businesses and professionals within the Bank's trade area and who are largely depositors of the Bank. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. However, as of December 31, 2001 and 2000, 47.8% and 47.8%, respectively, of total loans are secured by real estate. The interest rates charged for the various loans made by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates.

        Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the credit-worthiness of the borrower and the term of the loan. To reflect the currently perceived risks of loss associated with its loan portfolio, additions are made to the Bank's allowance for loan losses. The Bank's entire allowance is a valuation allowance; that is, it has been created by direct charges against operations through the provision for loan losses.

        The provision for loan losses charged against operations is based upon the actual net loan loss expensed plus an amount for such other factors which, in management's judgment, deserve recognition in estimating possible loan losses, including: specific loan conditions as determined by management and regulatory agencies, the historical relationship between charge-offs and the level of the allowances, and prevailing economic conditions. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $850,000 allowance, or 1.10% of total loans at December 31, 2001, was adequate. However, there can be no assurance that in any given period the Bank might not sustain charge-offs, which are substantial in relation to the size of the allowance. It is the policy of management to make additions to the allowance so that it remains adequate to cover all anticipated loan charge-offs.

        The Bank's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio. The Bank follows the policy of nonaccrual of interest on a loan at the time the loan is past due ninety (90) days or more, as to interest or principal, unless the loan is well secured and in the process of collection. Interest income from nonaccrual loans is not accrued on the books. Payments received while the loan is on nonaccrual are typically applied against principal. When a loan is placed on a nonaccrual basis, any previously accrued but unpaid interest is reversed and charged against current income unless there is adequate collateral to assure recovery of the accrued interest.

Employees

        As of December 31, 2001, we employed 43 full-time equivalent employees. Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours. We believe that we enjoy satisfactory relations with our employees.

Competition

        The Bank competes for both loans and deposits with other commercial banks, savings and loan associations, credit unions and other entities, both governmental and corporate, which raise operating capital through the issuance of debt securities. With regard to loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, mortgage companies, credit unions and other lending institutions.

        The Bank relies substantially on local promotional activity, personal contacts by its officers, directors and employees, referrals by its shareholders, personalized service and its reputation in the community it serves to compete effectively.

        As of June 30, 2001 (the most recent date for which such information is available), the Bank's service area contained sixteen (16) commercial banks having seventy-two (72) branch offices. These offices controlled almost $3.1 billion in deposits. There were also eight (8) credit unions in the service area. The Bank's primary service area is oriented towards business and professional people.

        The banking business in California generally, and in the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Such banks offer certain services such as international banking which are not offered directly by the Bank but which the Bank has offered indirectly through correspondent institutions when its customers sought these services. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are limited to a percentage of a bank's total capital accounts plus reserves for loan losses.) As of December 31, 2001, the Bank's loan limits to individual customers were $1,251,153 for unsecured loans and $2,085,255 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank's lending limits, the Bank may, in the future, make such loans on a participation basis with its correspondent banks taking the amount of loans in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

Other Information

        The Bank holds no material patents, trademarks, licenses, franchises or concessions. No expenditures have been made by the Bank, during the last two fiscal years, on material research activities relating to the development of services or the improvement of existing services.

        Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Bank.

        There have been no significant changes in the kinds of services rendered, the principal markets for or the methods of distribution of such services by the Bank during the last four (4) fiscal years.

        The Bank's business is not seasonal. The Bank intends to continue with the same basic commercial banking activities that have characterized the Bank's operations since its inception. The Bank anticipates continued profitable growth while maintaining sound credit and management policies.

SUPERVISION AND REGULATION

Bancorp

        Coast Bancorp, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System. It is the policy of the Federal Reserve that each bank holding company serves as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine Coast Bancorp.

        The Bank Holding Company Act requires Coast Bancorp to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, Coast Bancorp would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Recent amendments to the Bank Holding Company Act expand the circumstances under which a bank holding company may acquire control of or all or substantially all of the assets of a bank located outside the State of California.

        Coast Bancorp may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. The Gramm-Leach-Bliley Act, federal legislation enacted in 2000, offers bank holding companies an opportunity to broaden the scope of activities engaged in by electing to be treated as a financial holding company. A financial holding company enjoys broader powers than a bank holding company, specifically including the ability to own securities and insurance companies in addition to financial institutions. Coast Bancorp has not determined whether or not to become a financial holding company. Coast Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.

        Coast Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions the Bank may not condition an extension of credit on a customer obtaining other services provided by it, Coast Bancorp or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Coast National Bank and its affiliates. As affiliates, Coast National Bank and Coast Bancorp are subject with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by Coast National Bank to any affiliate.

The Bank

        The Bank is regulated and supervised by the Comptroller of the Currency and subject to periodic examination by the Comptroller. Deposits of the Bank's customers are insured by the FDIC up to the maximum limit of $100,000, and, as an insured bank, the Bank is subject to certain regulations of the FDIC. As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the Federal Reserve Board (the "FRB").

        The regulations of those federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, requiring the maintenance of non-interest bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends and regulating bank expansion and bank activities and the maximum rates of interest allowed on certain deposits. The Bank also is subject to the requirements and restrictions of various consumer laws and regulations.

        The following description of selected statutory and regulatory provisions and proposals is not intended to be a complete description of these provisions or of the many laws and regulations to which the Bank is subject, and is qualified in its entirety by reference to the particular statutory or regulatory provisions discussed.

A. Effect of State Law

        The laws of the State of California also affect the Bank's business and operations. For example, under 12 U.S.C. 36, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, state laws regarding community reinvestment, consumer protection, fair lending and establishment of intrastate branches may affect the operations of national banks in states other than their home states. On a similar basis, 12 U.S.C. 85 provides that state law, in most circumstances, determines the maximum rate of interest which a national bank may charge on a loan. As California law exempts all state-chartered and national banks from the application of its usury laws, national banks are also provided such an exemption by 12 U.S.C. 85.

B. Change in Bank Control

        The Bank Holding Company Act of 1956, as amended and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB and the Comptroller, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Comptroller and not disapproved prior to any person or company acquiring "control" of a national bank, such as the Bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

C. Payment of Dividends

        The ability of the Bank to make dividend payments is subject to statutory and regulatory restrictions. After the first three years of operations, the Board of Directors of a national bank may declare the payment of dividends depending upon the earnings, financial condition and cash needs of the bank and general business conditions. A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. A national bank is further prohibited from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock or until 10% of the bank's net profits of the preceding half year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund. The approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

        In addition to the above requirements, guidelines adopted by the Comptroller set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to revise or develop a comprehensive capital plan. See "Capital Standards".

        The Comptroller also has broad authority to prohibit a national bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the national bank in question and other factors, that the Comptroller may assert that the payment of dividends or other payments by a bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

        Accordingly, the future payment of cash dividends by the Bank will not only depend upon the Bank's earnings during any fiscal period but will also depend upon the assessment of its Board of Directors of capital requirements and other factors, including dividend guidelines and the maintenance of an adequate allowance for loan and lease losses.

D. Capital Standards

        The Board of Governors, the Comptroller and other federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

        A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%. At least one-half of the qualifying capital must be in the form of Tier 1 capital.

        In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the bank's risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital consistent with the level and nature of the risks to which they are exposed.

        Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank's role as a financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution's capital adequacy. Bank examiners consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management.

        Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. The additional capital requirements apply effective January 1, 1998 to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

        The federal banking agencies will evaluate an institution in its periodic examination on the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution's earnings or capital. In addition, the agencies focus in the examination on an institution's ability to monitor and manage its market risk, and will provide management with a clearer and more focused indication of supervisory concerns in this area.

        Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank shall be maintained at levels which are higher than the minimum levels required by the guidelines. A national bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, the Bank is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2001 follow:

        Set forth below is the Bank's risk based and leverage capital ratios as of December 31, 2001:

	Requirement		Actual
	Adequately Capitaized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	10.48%	10.48%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.41%	9.41%
Tier 1 leverage capital ratio	4.00%	5.00%	7.15%	7.15%

Recent and Proposed Legislation

  Gramm-Leach-Bliley Act

        The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. The law authorizes national bank to form financial subsidiaries, a new type of subsidiary entity, which are authorized to participate in a wide range of financial activities. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act (the "CRA"), and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

        The Bank will evaluate the strategic opportunities presented by the broad powers granted to banks that choose to form a financial subsidiary. In the event that the Bank determines that access to the powers of a financial subsidiary is in the best interests of the Bank and its shareholders, the Bank will file the appropriate election with the Comptroller.

        The Bank intends to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and to develop appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of Title V of that Act.

  USA Patriot Act

        As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act"), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

        Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002.

Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

        The Bank has in place a bank secrecy act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Impact of Government Monetary Policy

        The earnings of the Bank are and will be affected by the policies of regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and changes in the discount rate which banks pay on advances from the Federal Reserve System. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates on loans or interest rates paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business earnings of the Bank cannot be predicted.

Extensions of Credit to Insiders and Transactions with Affiliates

        The Federal Reserve Act and FRB Regulation O, which are applicable to national banks, place limitations and conditions on loans or extensions of credit to: a bank's or bank holding company's executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities); any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder. Loans extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to such person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank. The provisions of Regulation O summarized above reflect substantial strengthening as a result of the adoption of FDICIA. FDICIA also resulted in an amendment to Regulation O which provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank's unimpaired capital and unimpaired surplus. An exception to this limitation is provided for banks with less than $100,000,000 in deposits. The aggregate limit applicable to such banks is two times the bank's unimpaired capital and unimpaired surplus, provided the bank meets or exceeds all applicable capital requirements.

Consumer Protection Laws and Regulations

        The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. The Bank is subject to many federal consumer protection statutes and regulations, including the Community Reinvestment Act, the

Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Penalties under these statutes may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with these and other statutes generally, the Bank may incur additional compliance costs.

Other

        Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress or the California Legislature from time to time. The Bancorp and the Bank cannot determine the ultimate effect that any potential legislation, if enacted, or regulations promulgated thereunder, would have upon the financial condition or operations of the Bancorp or the Bank.

OTHER INFORMATION

        Bancorp holds no material patents, trademarks, licenses, franchises or concessions. No expenditures have been made by Bancorp, during the last two fiscal years, on material research

Item 2. Description of Property

        The Bank presently occupies four locations, two of which are owned. The San Luis Obispo branch located at 486 Marsh Street, San Luis Obispo California is owned. The Arroyo Grande location is also owned by the bank and is located at 1199 Grand Avenue, Arroyo Grande with the adjoining lot leased for additional parking. This lease expires in March 2003, with five options to extend of five years each. The Morro Bay branch located at 948 Morro Bay Boulevard, Morro Bay is a leased facility which expires March 2004, with two three year options to renew. The Los Osos branch located at 1193 Los Osos Valley Road, Los Osos is a leased facility which expires July 2002, with three five year options to renew. The Bank plans on renewing this lease. The Bank also occupies offices at 553 B Higuera Street, San Luis Obispo, which functions as the Bank's administrative office. The lease on the administrative building expires in February 2003. The Bank purchased and now occupies offices at 545 Higuera Street. In addition to the above the bank has acquired the vacant lot adjacent to the San Luis Obispo branch, and is in the process of constructing what will be the main office.

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        As of December 31, 2001, the common equity of Bancorp consisted of Preferred stock 10,000,000 authorized, none outstanding and 632,400 shares of the Bancorp's Common Stock, no par value were outstanding. The stock is not listed on any exchange but is traded over the counter under the symbol CTBP.OB. The following high and low bid information was acquired through Sutro & Co. and may not represent actual transactions.

	High	Low		High	Low
First Quarter, 2001	$14.25	$14.00	First Quarter, 2000	$16.00	$14.00
Second Quarter, 2001	$15.90	$14.00	Second Quarter, 2000	$15.50	$13.50
Third Quarter, 2001	$14.50	$14.15	Third Quarter, 2000	$14.50	$14.00
Fourth Quarter, 2001	$17.00	$16.50	Fourth Quarter, 2000	$14.25	$14.00

        As of December 31, 2001, there were approximately 423 shareholders of record.

        The Bancorp declared and paid a cash dividend on December 5, 2001, of $.05 per share on its Common Stock.

Dividends

        Bancorp is regulated by the Board of Governors of the Federal Reserve System. Federal Reserve Board regulations prohibit cash dividends, except under limited circumstances, if the distribution would result in a withdrawal of capital or exceed the Bancorp's net profits then on hand after deducting its losses and bad debts. Furthermore, cash dividends cannot be paid without the prior written approval of the Federal Reserve Board if the total of all dividends declared in one year exceeds the total of net profits for that year, plus the preceding two calendar years, and less any required transfers to surplus under state or federal law.

        The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors out of funds legally available, subject to the restrictions set forth in the California General Corporation Law. The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: 1) the corporation's assets equal at least 1.25 times its liabilities; and 2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1.25 times its current liabilities.

        One of the primary sources of income for Bancorp, on a stand-alone basis, is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. See "Supervision and Regulation—The Bank—Payment of Dividends."

Item 6. Management Discussion & Analysis

        The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 2001, together with an assessment, when considered appropriate, of external factors that may affect us in the future. This discussion should be read in conjunction with our consolidated financial statements and notes included herein.

OVERVIEW

Earnings Summary

        Net income in 2001 was $647,588, an increase of $3,754 or .58%, compared to $643,834 in 2000. Diluted earnings per share in 2001 were $.99 compared to $1.00 in 2000. The increase in earnings in 2001 was due primarily to the decrease in interest expense and the gains on sale of securities and guaranteed portions of government loans.

        Net income in 2000 was $643,834, an increase of $302,878, compared to $340,955 in 1999. Diluted earnings per share in 2000 were $1.00 compared to $0.53 in 1999. The increase in earnings in 2000 was due primarily to the overall growth of the Bank.

Balance Sheet Summary

        Total assets at December 31, 2001 were $104.6 million, a $7.8 million or 8.0% increase from $96.8 million at December 31, 2000. Average assets for 2001 were $102.2 million compared to $86.6 million for 2000. Total deposits increased $6.5 million or 7.31% to $96.5 million at December 31, 2001. Gross loans increased $14.5 million or 23.8%, to $76.9 million at December 31, 2001. Shareholder's equity increased $.7 million or 12.48%, to $7.1 million at December 31, 2001.

        The following table sets forth several key operating ratios for 2001 and 2000:

	For the Year Ended December 31,
	2001	2000
Return on Average Assets	0.63%	0.74%
Return on Average Equity	9.33%	10.92%
Average Shareholder's Equity to Average Total Assets	6.79%	6.80%

Distribution Of Assets, Liabilities, And Shareholders' Equity

        The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded (dollar amounts in thousands).

	For the Year Ended December 31,
	2001			2000
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$14,782	$760	5.14%	$18,719	$1,070	5.72%
Federal Funds Sold	8,399	334	3.98%	5,275	331	6.27%
Other Earning Assets	245	17	6.94%	300	17	5.67%
Loans	70,397	5,973	8.48%	54,094	5,327	9.85%

Total Interest-Earning Assets	93,823	7,084	7.55%	78,388	6,745	8.60%
Cash and Due From Banks	4,647			4,527
Premises and Equipment	3,656			3,489
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	911			711
Allowance for Loan Losses	(754)			(549)

Total Assets	$102,283			$86,566

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Money Market and NOW	$30,801	814	2.64%	$25,312	926	3.66%
Savings	3,973	93	2.34%	3,320	94	2.83%
Time Deposits under $100,000	16,014	753	4.70%	15,293	822	5.38%
Time Deposits of $1000,000 or More	21,925	1,085	4.95%	17,576	996	5.67%
Other	370	28	7.57%	250	20	8.00%

Total Interest-Bearing Liabilities	73,083	2,773	3.79%	61,751	2,858	4.63%

Noninterest-Bearing Liabilities:
Demand Deposits	21,945			18,711
Other Liabilities	315			209
Shareholders' Equity	6,940			5,895

Total Liabilities and Shareholders' Equity	$102,283			$86,566

Net Interest Income		$4,311			$3,887

Net Yield on Interest-Earning Assets			4.59%			4.96%

EARNINGS ANALYSIS

Net Interest Income

        A significant component of our earnings is net interest income. Net interest income is the difference between the interest we earn on our loans and investments and the interest we pay on deposits and other interest-bearing liabilities.

        Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a "volume change". It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a "rate change".

        The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollar amounts in thousands).

	Year Ended December 31, 2001 versus Year Ended December 31, 2000
	Increase (Decrease) Due To Change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$(209)	$(101)	$(310)
Federal Funds Sold	151	(148)	3
Other Earning Assets	(3)	3	—
Loans	1,453	(807)	646

Total Interest Income	1,392	(1,053)	339
Interest-Bearing Liabilities:
Transaction accounts	176	(288)	(112)
Savings	16	(17)	(1)
Time Deposits	38	(107)	(69)
Time Deposits $100,000 or more	225	(136)	89
Other	9	(1)	8

Total Interest Expense	464	(549)	(85)

Net Interest Income	$928	$(504)	$424

2001 Compared To 2000

        Net interest income for 2001 was $4.3 million, an increase of 10.9% compared to the $3.9 million reported in 2000. This increase was primarily due to the increase in interest earning assets.

        Interest income in 2001 was $7.1 million, a $.3 million or a 5.0% increase over the $6.7 million recorded in 2000. The increase in interest income was the result primarily of an increase in loan totals. This was achieved despite a significant downward trend in interest rates during the year. The Federal Reserves actions to reduce the discount rate from January 2001 from 9.50% to 4.75% by year end 2001. However, total loans outstanding increased 23.8% to $76.9 million in 2001 compared to $62.1 million in 2000. The yield on all interest-earning assets decreased 105 basis points to 7.55% from 8.60% in 2000.

        Interest expense decreased in 2001 with the declining Federal Reserve discount rate. Interest expense was $2.8 million in 2001, compared to $2.9 million in 2000. Average interest-bearing liabilities increased 18.1% to $72.9 million in 2001 compared to $61.8 million in 2000. Rates on interest bearing deposits decreased 83 basis points to 3.80% from 4.63% in 2000.

Noninterest Income

        The Bank receives noninterest income primarily from service charges and fees on accounts and the sale of government guaranteed loans.

        In 2001, noninterest income was $608,292, an increase of $438,446 or 258.1% compared to the 2000 amount of $169,846. The majority of the increase is attributable to increased in the gain on sale of securities and gain on sale of loans.

Noninterest Expense

        Noninterest expense reflects our costs of products and services related to systems, facilities and personnel. The major components of noninterest expense stated as a percentage of average assets are as follows:

	2001	2000
Salaries and Employee Benefits	1.92%	1.79%
Occupancy Expenses	.20	.20
Furniture and Equipment	.17	.19
Data Processing	.32	.27
Marketing and Business Promotion	.26	.31
Other Professional Expenses	.12	.18
Office Expenses	.17	.15
Other	.34	.39

	3.50%	3.48%

        Noninterest expense was $3.6 million in 2001, an increase of $0.6 million or 18.9% over the $3.0 million reported in 2000. The majority of this increase is attributable to our growth in earning assets and deposit accounts.

Income Taxes

        Income tax expense was $483,500 and $102,500 for the years ended December 31, 2001, and 2000, respectively. These expenses resulted in an effective tax rate of 41.0% in 2001, and 13.6% in 2000. The increase in effective rate in 2001 was due primarily to becoming fully taxable as a result of using up prior loss carry forwards.

BALANCE SHEET ANALYSIS

Investment Portfolio

        The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2001 (dollar amounts in thousands):

	December 31,
	2001			2000
	Book Value	Market Value	Weighted Average Yield	Book Value	Market Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$—	$—	6.05%	$8,990	$9,022
One to Five Years	8,095	8,286		—	—

Total U.S. Treasuries Securities	8,095	8,286	6.05%	8,990	9,022
U.S. Government and Agency Securities:
Within One Year	$1,000	$1,003	5.43%	$7,000	$6,983
One to Five Years	2,000	1,975	5.54%	4,000	3,963
Five to Ten Years	—	—		—	—

Total U.S. Government and Agency Securities	3,000	2,978	5.47%	11,000	10,946
Mutual Funds	—	—		—	—
Mortgage Backed Securities	—	—		—	—

Total Available-for-Sale Securities	$11,095	$11,264	5.73%	$19,990	$19,968

Held-to-Maturity Securities
U.S. Treasuries:
Within One Year	$—	$—	5.89%	$998	$1,002
One to Five Years	—	—		—	—

Total U.S. Treasuries Securities	—	—	5.89%	998	1,002
U.S. Government and Agency Securities:
Within One Year	—	—		—	—
One to Five Years	—	—		—	—
Five to Ten Years	—	—		—	—
After Ten Years	—	—		—	—

Total U.S. Government and Agency Securities	—	—		—	—
Mortgage Backed Securities	—	—		—	—

Total Held-to-Maturity Securities	$—	$—	5.89%	$998	$1,002

        Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes. At December 31, 2001 and 2000, the carrying values of securities pledged to secure public deposits and other purposes were $1 million.

Loan Portfolio

        The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	December 31,
	2001	2000
Loans
Commercial	$15,061	$13,263
Real Estate—Construction	5,738	6,262
Real Estate—Other	31,064	23,430
Consumer	25,055	19,166

Total Loans	76,918	62,121
Net Deferred Loan Costs (Fees)	(275)	(221)
Allowance for Loan Losses	(850)	(700)

Net Loans	$75,793	$61,200

Commitments
Standby Letters of Credit	$2,020	$720
Undisbursed Loans and Commitments to Grant Loans	20,354	16,566

Total Commitments	$22,374	$17,286

Risk Elements

        We assess and manage credit risk on an ongoing basis through our lending policies. We strive to continue our historically low level of credit losses by continuing our emphasis on credit quality in the loan approval process, active credit administration and regular monitoring.

        In extending credit and commitments to borrowers, we generally require collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrower. Our requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with our evaluation of the credit worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. We secure our collateral by perfecting our interest in business assets, obtaining deeds of trust, or outright possession among other means.

        We believe that our lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances.

        The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing distribution of the variable rate portion of the loan portfolio at December 31, 2001:

3 Months or Less	Over 3 Months through 12 months	Due after one year to five years	Due after five years	Total
$60,309	$1,909	$5,977	$8,668	$76,863

	Loans on Non-Accrual			55

	Total Loans, including Loans Held for Sale			$76,918

Nonperforming Assets

        The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollar amounts in thousands):

	For the Year Ended December 31,
	2001	2000
Loans 90 Days Past Due and Still Accruing	$—	$—
Nonaccrual Loans	55	—

Total Nonperforming Loans	55	—
Other Real Estate Owned	—	—

Total Nonperforming Assets	$55	$—

Nonperforming Loans as a Percentage of Total Loans	0.07%	0.00%
Allowance for Loan Loss as a Percentage of Nonperforming Loans	n/a	n/a
Nonperforming Assets as a Percentage of Total Assets	0.05%	0.00%

        Nonaccrual loans are generally past due 90 days or are loans that we believe the interest on which may not be collectible. Loans past due 90 days will continue to accrue interest only when we believe the loan is both well-secured and in the process of collection.

Provision And Allowance For Loan Losses

        The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in our loans. The provision for loan losses was $207,000 in 2001 compared to $300,000 in 2000.

        The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

	For the Year Ended December 31,
	2001	2000
Outstanding Loans:
Average for the Year	$69,643	$54,094
End of the Year	$76,918	$62,121
Allowance For Loan Losses:
Balance at Beginning of Year	$700	$400
Actual Charge-Offs:
Commercial	—	—
Consumer	63	—
Real Estate	—	—

Total Charge-Offs	63	—
Less Recoveries:
Commercial	—	—
Consumer	6	—
Real Estate	—	—

Total Recoveries	6	—

Net Loans Charged-Off	57	—
Provision for Loan Losses	207	300
Allowance on Loans Acquired from BOW	—	—

Balance at End of Year	$850	$700

Ratios:
Net Loans Charged-Off to Average Loans	0.08%	0.00%
Allowance for Loan Losses to Total Loans	1.11%	1.13%
Net Loans Charged-Off to Beginning Allowance for Loan Losses	8.14%	0.00%
Net Loans Charged-Off to Provision for Loan Losses	27.54%	0.00%
Allowance for Loan Losses to Nonperforming Loans	n/a	n/a

        Management of the bank believes that the allowance for loan losses is adequate. Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. These systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

        A key element of our methodology is the credit classification process. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, we consider the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

        The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31, 2001		December 31, 2000
	Amount	Loan Percent	Amount	Loan Percent
Commercial	$62	19.6%	$47	21.4%
Construction	37	7.5%	39	10.1%
Real Estate	471	40.4%	136	37.7%
Consumer	56	32.6%	18	30.8%
Unallocated	224	n/a	460	n/a

	$850	100.0%	$700	100.0%

Funding

        Deposits are our primary source of funds. At December 31, 2001, we had a deposit mix of 43.3% in time and savings deposits, 32.9% in money market and NOW deposits, and 23.8% in noninterest-bearing demand deposits. Our net interest income is enhanced by our percentage of noninterest-bearing deposits.

        The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

	December 31,
	2001		2000
	Average Balance	Average Rate	Average Balance	Average Rate
Money Market and NOW Accounts	$30,801	2.64%	$25,312	3.66%
Savings Deposits	3,973	2.34%	3,320	2.83%
TCD Less than $100,000	16,014	4.70%	15,293	5.38%
TCD $100,000 or More	21,925	4.95%	17,576	5.67%

Total Interest-Bearing Deposits	72,713	3.78%	61,501	4.61%
Noninterest-Bearing Demand Deposits	21,945	n/a	18,711	n/a

Total Average Deposits	$94,658	2.90%	$80,212	3.54%

        The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2001, were as follows (dollar amounts in thousands):

Three Months or Less	$9,152
Over Three Months to One Year	11,575
Over One Year to Three Years	206

$20,933

Liquidity And Interest Rate Sensitivity

        The objective of the Bank's asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the our shareholders.

        We manage the Bank's interest rate risk exposure by limiting the amount of long-term fixed rate loans we hold for investment, by increasing emphasis on shorter-term, higher yield loans, and increasing or decreasing the relative amounts of deposits.

        The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, (dollar amounts in thousands):

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Interest-Earning Assets:
Interest Bearing Deposits	$—	$—	$—	$—	$—
Federal Funds Sold	8,650	—	—	—	8,650
Investment Securities and FRB Stock	1,003	—	10,261	—	11,264
Gross Loans	60,309	1,909	6,032	8,668	76,918

	$69,962	$1,909	$16,293	$8,668	$96,832

Interest-Bearing Liabilities:
Money Market and NOW Deposits	$29,958	$—	$—	$—	$29,958
Savings	4,610	—			4,610
Time Deposits	18,194	18,453	481		37,128

	$52,762	$18,453	$481	$—	$71,696

Interest Rate Sensitivity Gap	$17,200	$(16,544)	$15,812	$8,668	$25,136
Cumulative Interest Rate Sensitivity Gap	$17,200	$656	$16,468	$25,136	$50,272
Ratios Based on Total Assets:
Interest Rate Sensitivity Gap	4.86%	(4.68)%	4.47%	2.45%	7.11%
Cumulative Interest Rate Sensitivity Gap	4.86%	0.19%	4.66%	7.11%

        Liquidity refers to our ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan clients and withdrawals from deposit accounts. The Gap ratio is the ability to reprice assets and liabilities in the changing economic environment. For instance the bank is asset sensitive with in the three months allowing the bank to increase income in a rising interest rate environment. The bank then becomes liability sensitive between four months and one year which, will increase interest expense in a rising interest rate environment.

Capital Resources

        Shareholders' equity at December 31, 2001 was $7.2 million, an increase of $.8 million or 12.4% over $6.4 million at December 31, 2000. Average shareholders' equity for 2001 was $6.9 million compared to $5.8 million in 2000. Shareholder' equity increased primarily from net income of $647 in 2001.

        In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. At December 31, 2001, the Bank's capital exceeded the Tier 1 Capital, Total Capital and Leverage Ratio's minimum regulatory requirement. The Bank was considered to be well-capitalized at December 31, 2001, as defined in the regulations issued by the OCC. The Bank's risk-based capital ratios, shown below as of December 31, 2001, have been computed in accordance with regulatory accounting policies. The bancorp is also subject to capital requirements similar to the bank and are the same as the bank.

	Requirement		Actual
	Adequately Capitaized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	10.48%	10.48%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.41%	9.41%
Tier 1 leverage capital ratio	4.00%	5.00%	7.15%	7.15%

Effects of Inflation

        The financial statements and related financial information presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

Impact of New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the APB Opinion No. 17. The statement also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company's consolidated financial statements.

Item 7. Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Coast Bancorp and Subsidiary

        We have audited the accompanying consolidated balance sheets of Coast Bancorp and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Bancorp and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine Day & Company, LLP Laguna Hills, California
January 3, 2002

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 and 2000

	2001	2000
ASSETS
Cash and due from banks	$3,898,648	$6,043,230
Federal funds sold	8,650,000	3,500,000

TOTAL CASH AND CASH EQUIVALENTS	12,548,648	9,543,230
Interest-bearing deposits	—	200,000
Investment securities:
Securities held to maturity	—	997,662
Securities available for sale	11,263,985	19,967,986

TOTAL INVESTMENT SECURITIES	11,263,985	20,965,648
Loans:
Commercial	15,061,423	13,262,406
Real estate—construction	5,737,652	6,261,763
Real estate—other	31,064,343	23,430,266
Consumer	25,054,632	19,166,309

TOTAL LOANS	76,918,050	62,120,744
Net deferred loan fees	(274,525)	(220,717)
Allowance for credit losses	(850,000)	(700,000)

NET LOANS	75,793,525	61,200,027
Premises and equipment	3,893,801	3,610,995
Deferred taxes	213,000	189,000
Federal reserve bank stock, at cost	189,400	171,950
Other assets	724,245	965,012

TOTAL ASSETS	$104,626,604	$96,845,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$24,830,883	$21,397,548
Money market and NOW	29,958,130	29,631,840
Savings	4,610,220	3,190,881
Time deposits of $100,000 or more	20,932,089	19,998,497
Other time deposits	16,195,411	15,731,238

TOTAL DEPOSITS	96,526,733	89,950,004
Notes payable	735,073	245,182
Other liabilities	208,529	286,429

TOTAL LIABILITIES	97,470,335	90,481,615

Commitments and contingencies—Note #4 and #11
Stockholders' equity
Peferred stock—10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 632,400 in 2001 and 627,000 in 2000	6,324,000	6,270,000
Additional paid-in capital
Retained earnings (deficit)	732,293	116,325
Accumulated other comprehensive income—net unrealized (losses) gains on available-for-sale securities	99,976	(22,078)

TOTAL STOCKHOLDERS' EQUITY	7,156,269	6,364,247

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,626,604	$96,845,862

The accompanying notes are an integral part of these financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	2001	2000
INTEREST INCOME:
Interest and fees on loans	$5,973,225	$5,326,746
Interest on investment securities	759,591	1,070,091
Interest on federal funds sold	334,302	330,992
Other interest income	16,869	17,112

TOTAL INTEREST INCOME	7,083,987	6,744,941

INTEREST EXPENSE:
Interest on money market and NOW accounts	814,179	925,980
Interest on savings deposits	93,221	94,040
Interest on time deposits	1,838,401	1,817,524
Interest on other borrowings	27,482	20,024

TOTAL INTEREST EXPENSE	2,773,283	2,857,568

NET INTEREST INCOME	4,310,704	3,887,373
Provision for credit losses	207,447	300,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,103,257	3,587,373

NONINTEREST INCOME:
Service charges on deposits accounts and other noninterest income	174,395	166,883
Gain on sale of loans and servicing fees	339,192	—
Gain on sale of securities	94,705	2,963

TOTAL NONINTEREST INCOME	608,292	169,846

NONINTEREST EXPENSE:
Salaries and benefits	1,965,360	1,549,160
Net occupancy expenses	200,558	175,842
Equipment and equipment expenses	178,008	166,805
Customer related expenses	78,500	87,309
Data Processing	323,789	270,282
Insurance	35,793	42,911
Marketing and business promotions	267,899	265,281
Other professional expenses	124,384	157,427
Office expenses	171,083	126,665
Regulatory assessments	54,891	45,759
Other expenses	180,196	123,444

TOTAL NONINTEREST EXPENSE	3,580,461	3,010,885

INCOME BEFORE INCOME TAXES	1,131,088	746,334
Income taxes	483,500	102,500

NET INCOME	$647,588	$643,834

Per Share Data:
Net income—basic	$1.03	$1.03
Net income—diluted	$.99	$1.00

These accompanying notes are an integral part of these financial statements.

COAST NATIONAL BANK

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	Shares Outstanding	Common Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2000	625,800	$6,258,000		$(527,509)	$(233,989)	$5,496,502
Exercise of stock options	1,200	12,000				12,000
Comprehensive income:
Net income			$643,834	643,834		643,834
Unrealized gain on available-for-sale securities			214,874		214,874	214,874
Less reclassification adjustments for gains included in net income			(2,963)		(2,963)	(2,963)

Total comprehensive income			$855,745

Balance, December 31, 2000	627,000	6,270,000		116,325	(22,078)	6,364,247
Exercise of stock options	5,400	54,000				54,000
Cash dividends				(31,620)		(31,620)
Comprehensive income:
Net income			$647,588	647,588		647,588
Unrealized gains on available-for-sale securities net of taxes of $108,304			177,930		177,930	177,930
Less reclassification adjustments for gains included in net income, net of taxes of $38,829			(55,876)		(55,876)	(55,876)

Total comprehensive income			$769,642

Balance, December 31, 2001	632,400	$6,324,000		$732,293	$99,976	$7,156,269

The accompaning notes are an integral part of these financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	2001	2000
OPERATING ACTIVITIES
Net Income	$647,588	$643,834
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	213,775	199,757
Provision for loan losses	207,447	300,000
Realized gains in available-for-sale securities	(94,705)	(2,963)
Deferred taxes	(93,000)	(189,000)
Proceeds from loan sold	6,368,470	—
Originations of loans held for sale	(6,066,459)	—
Gain on sale of loans	(330,610)	—
Net change in other assets and other liabilities	337,477	(48,998)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,189,983	902,630
INVESTING ACTIVITIES
Net increase in loans	(14,912,675)	(16,114,928)
Net increase in interest-bearing deposits	200,000	(200,000)
Purchase of available-for-sale securities	(15,594,376)	(8,986,172)
Purchase of held-to-maturity securities	—	(996,875)
Purchase of federal reserve stock	(17,450)	(8,700)
Proceeds from sale of available-for-sale securities	10,547,517	2,002,963
Proceeds from maturities of available-for-sale securities	14,000,000	3,000,000
Proceeds from maturities of held-to-maturity securities	1,000,000	3,000,000
Purchase of premises and equipment	(496,581)	(2,121,160)

NET CASH USED IN INVESTING ACTIVITIES	(5,273,565)	(20,424,872)
FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	5,178,964	12,714,674
Net increase in time deposits	1,397,765	6,570,398
Proceeds from notes payables	500,000	—
Principal payments on notes payable	(10,109)	(9,334)
Payment for dividends	(31,620)	—
Proceeds from exercise of stock options	54,000	12,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,089,000	19,287,738
(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	3,005,418	(234,504)
Cash and cash equivalents at beginning of period	9,543,230	9,777,734

Cash and cash equivalents at end of period	$12,548,648	$9,543,230

Supplemental disclosure of cash flow information
Interest paid	$2,809,580	$2,821,440

Income taxes paid	$578,959	$220,800

COAST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The financial statements include the accounts of Coast Bancorp and its wholly owned subsidiary, Coast National Bank ("Bank"), collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated.

Nature of Operations

        Coast Bancorp operates Coast National Bank. The Bank has been organized as a single operating segment and operates four branches in San Luis Obispo, Arroyo Grande, Morro Bay, and Los Osos, California. The Bank's primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of Cash Flows

        For the purposes of reporting cash flows, cash and cash equivalents includes cash, noninterest-earning deposits and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks

        Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank. The Bank complied with the reserve requirements as of December 31, 2001.

        The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities

        Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

        Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in stockholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Loans Held for Sale

        SBA and other governmental guaranteed loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in noninterest income.

Loans

        Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

        Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

        Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or when, in the opinion of management, there is reasonable doubt as to collectibility. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

        The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

Provision and Allowance for Credit Losses

        The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Premises and Equipment

        Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term. Whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Income Taxes

        Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Disclosure About Fair Value of Financial Instruments

        SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

        However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Comprehensive Income

        Beginning in 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

Financial Instruments

        In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements,

commercial letters of credit, and standby letters of credit, see Note #11. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Earnings Per Shares (EPS)

        Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note #9.

Current Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets,"effective starting with fiscal years beginning after December 15, 2001. This statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the APB Opinion No. 17. The statement also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company's consolidated financial statements.

Reclassification

        Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the presentation used in 2001. These classifications are of a normal recurring nature.

NOTE #2—INVESTMENT SECURITIES

        Amortized cost and market values of securities are as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Treasury obligations	$8,094,534	$191,493	$—	$8,286,027
U.S. Agency obligations	3,000,000	—	(22,042)	2,977,958

	$11,094,534	$191,493	$(22,042)	$11,263,985

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Held-to-maturity securities:
U.S. Agency obligations	$997,662	$3,860	$—	$1,001,522

Available-for-sale securities:
U.S. Treasury obligations	$8,989,994	$32,444	$—	$9,022,438
U.S. Agency obligations	11,000,071	—	(54,523)	10,945,548

	$19,990,065	$32,444	$(54,523)	$19,967,986

        Gross realized gains on sales of available-for-sale securities were $94,705 in 2001 and $3,900 in 2000. Gross realized losses on sales of available-for-sale securities were $937 in 2000.

        Securities with a carrying value of $2,013,054 and $1,000,000 at December 31, 2001 and 2000, respectively, were pledged to secure public monies as required by law.

        The amortized cost and fair values of investment securities available-for-sale at December 31, 2001, by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,000,000	$1,002,588
Due from one year to five years	10,094,534	10,261,397

	$11,094,534	$11,263,985

NOTE #3—LOANS

        The Bank's loan portfolio consists primarily of loans to borrowers within San Luis Obispo, California and its surrounding communities. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

        The Bank also originates SBA and governmental guaranteed related loans for sale to governmental agencies and institutional investors. At December 31, 2001 the Bank was servicing approximately $5,944,000 in SBA and governmental guaranteed loans previously sold.

        As described in Note #11, these consolidated financial statements do not reflect other various commitments to extend credit or letters of credit, which arise in the normal course of business.

        A summary of the changes in the allowance for credit losses follows:

	2001	2000
Balance, beginning of year	$700,000	$400,000
Provision for credit losses	207,447	300,000
Loans charged off	(57,447)	—

Balance, end of year	$850,000	$700,000

        The Bank did not have any impaired loans during 2001 and 2000.

NOTE #4—PREMISES AND EQUIPMENT

        A summary of premises and equipment as of December 31, 2001 and 2000, follows:

	2001	2000
Land	$2,047,962	$2,047,962
Building	1,042,137	1,045,634
Leasehold improvements	269,159	269,159
Furniture, fixtures and equipment	821,227	739,470
Construction in progress	400,115	—

	4,580,600	4,102,225
Less: Accumulated depreciation and amortization	(686,799)	(491,230)

	$3,893,801	$3,610,995

        The Bank has entered into leases for its branches and operating facilities, which expire at various dates through 2004. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases were approximately $92,000 in 2001 and $92,000 in 2000.

        The approximate future minimum annual payments for these leases by year are as follows:

Year	Amount
2002	$80,758
2003	20,122
2004	3,255

$104,135

        The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

NOTE #5—DEPOSITS

        At December 31, 2001, all time deposits were scheduled to mature in 2002, except for $366,503 that matures in one to five years.

NOTE #6—NOTES PAYABLE

        Notes payable consist of the following:

	2001	2000

8% noted payable to an individual, secured by real property. Payable in monthly installments of $2,447 including principal and interest, due October 14, 2014.	$235,073	$245,182
6% unsecured note payable to an individual stockholder of the Company. Interest payable monthly, principal due Novmeber 1, 2002.	500,000	—

	$735,000	$245,182

NOTE #7—INCOME TAXES

        The provisions for income taxes included in the statements of income consist of the following:

	2001	2000
Current:
Federal	$430,100	$211,500
State	146,400	80,000

	576,500	291,500
Deferred	(93,000)	22,000
Net Change in Valuation Allowance	—	(211,000)

	$483,500	$102,500

        Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company's principal timing differences are from loan loss provision accounting, and depreciation differences.

        The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	2001	2000
Deferred Tax Assets:
Organization Costs	$12,000	$35,000
Allowance for credit losses	227,000	142,000
Premises and equipment due to depreciation difference	3,000	—
Other assets/liabilities	40,000	26,000

	282,000	203,000
Deferred Tax Liabilities:
Market valueadjustmenton investment securities	(69,000)
Premises and equipment due to depreciation difference	—	(14,000)

	(69,000)	(14,000)

Net Deferred Tax Assets	$213,000	$189,000

        A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

	2001		2000
	Amount	Rate	Amount	Rate
Statutory Federal Tax	$385,000	34.0%	$254,000	34.0%
State Franchise Tax, Net of Federal Benefit	82,000	7.2%	54,000	7.2%
Reduction in Valuation Allowance	—	—	(211,000)	(28.3%)
Other Items, net	16,500	1.5%	5,500	0.7%

Actual Tax Expense	$483,500	42.7%	$102,500	13.6%

NOTE #8—EARNINGS PER SHARE (EPS)

        The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute EPS:

	2001		2000
	Net Income	Shares	Net Income	Shares
Used in Basic EPS	$647,588	630,957	$643,834	626,707
Dilutive Effect of Outstanding Stock Options	—	21,768	—	19,890

Used in Dilutive EPS	$647,588	652,725	$643,834	646,597

NOTE #9—STOCK OPTION PLAN

        At December 31, 2001, the Company had a fixed option plan under which 187,500 shares of the Company's common stock may be issued at not less than 100% of the fair market value at the date the options are granted. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation costs for this plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced for 2001 and 2000 to the pro forma amounts indicated below:

		2001		2000
Net Income	As reported		$647,588	$643,834
	Pro Forma		$526,901	$534,041
Per Share Data
Basic EPS	As reported		$1.03	$1.03
	Pro Forma		$.84	$.85
Diluted EPS	As reported	$	..99	$1.00
	Pro Forma		$.81	$.83

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001 and 2000, respectively; risk-free rate of 4% and 6.00%, dividend yields of 0.33% and 0%; volatility of 21% and 23%, and an expected life of five years, respectively.

        A summary of the status of the Company's fixed stock option plan as of December 31, and changes during the year ending is presented below:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	125,500	$12.09	118,500	$11.85
Granted	15,000	14.13	16,000	14.00
Exercised	(5,400)	10.00	(1,200)	10.00
Cancelled	(1,600)	12.66	(7,800)	12.56

Outstanding, end of year	133,500	$12.40	125,500	$12.09

Options exercisable at year-end	88,034	$12.02	64,238	$11.66
Weighted-average fair value of options granted during the year	—	$3.64	—	$4.62

        The following table summarizes information about fixed options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 to $10.99	55,000	5.45 Years	$10.00	44,000	$10.00
$11.00 to $15.99	78,500	6.51 Years	$14.08	44,034	$14.03

	133,500	6.07 Years	$12.40	88,034	$12.02

NOTE #10—RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The balance of these loans outstanding at December 31, 2001 and 2000, was as follows:

	2001	2000
Beginning Balance	$1,611,445	$1,640,459
Additions	4,409,853	917,016
Payments	(4,030,129)	(946,030)

Ending Balance	$1,991,169	$1,611,445

NOTE #11—COMMITMENTS

        In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

        The Bank's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements.

        As of December 31, 2001 and 2000, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2001	2000
Commitments to Extend Credit	$20,354,000	$16,566,000
Standby Letters of Credit	2,020,000	720,000

	$22,374,000	$17,286,000

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer.

NOTE #12—REGULATORY MATTERS

        Coast Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt, corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized or adequately capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual Capital		To Be Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total capital to risk-weighted assets	$8,327	10.48%	$6,354	8.0%	$7,943	10.0%
Tier 1 capital to risk-weighted assets	$7,477	9.41%	$3,177	4.0%	$4,766	6.0%
Tier 1 capital to average assets	$7,477	7.15%	$4,183	4.0%	$5,229	5.0%
As of December 31, 2000
Total capital to risk-weighted assets	$7,086	10.93%	$5,189	8.0%	$6,486	10.0%
Tier 1 capital to risk-weighted assets	$6,386	9.85%	$2,594	4.0%	$3,892	6.0%
Tier 1 capital to average assets	$6,386	7.13%	$3,584	4.0%	$4,481	5.0%

        The Company is regulated by the Board of Governors of the Federal Reserve System. Federal Reserve Board regulations prohibit cash dividends, except under limited circumstances, if the distribution would result in a withdrawal of capital or exceed the Bancorp's net profits then on hand after deducting its losses and bad debts. Furthermore, cash dividends cannot be paid without the prior written approval of the Federal Reserve Board if the total of all dividends declared in one year exceeds the total of net profits for that year, plus the preceding two calendar years, and less any required transfers to surplus under state or federal law.

        The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors out of funds legally available, subject to the restrictions set forth in the California General Corporation Law. The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: 1) the corporation's assets equal at least 1.25 times its liabilities; and 2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1.25 times its current liabilities.

        One of the primary sources of income for the Company, on a stand-alone basis, is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations.

        The Bank is restricted to the amount of dividends which can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC. The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

NOTE #13—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

        The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

        The carrying amounts of cash, short term investments, due from customers on acceptances, and Bank acceptances outstanding are considered to approximate fair value. Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with Banks. The fair values of investment securities, including available for sale, are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

        The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

        The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments are not deemed to be material.

        The estimated fair value of financial instruments at December 31, 2001 and 2000 are summarized as follows (dollar amounts in thousands):

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$12,549	$12,549	$9,543	$9,543
Interst-bearing deposits	—	—	200	200
Investment securities	11,264	11,264	20,966	20,970
Loans receivable	75,794	77,204	61,200	60,978
Accrued interest receivable	436	436	815	815
Federal reserve bank stock	189	189	172	172
Liabilities
Non-interest bearing deposits	24,831	24,831	21,398	21,398
Interest bearing deposits	71,696	71,696	68,552	68,557
Notes Payable	735	753	245	222
Accrued interest payable	50	50	87	87

NOTE #14—FORMATION OF COAST BANCORP

        On May 31, 2001, Coast Bancorp acquired Coast Bancorp and Subsidiary by issuing 631,200 shares of common stock in exchange for the surrender of all outstanding shares of Coast Bancorp and Subsidiary's common stock. There was no cash involved in this transaction. The acquisition was accounted for as a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

NOTE #15—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

        Coast Bancorp operates Coast National Bank. Coast Bancorp commenced operations during 2001. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented blow:

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Awards: Securities Underlying Options(#)	All Other Compensation
Jack C. Wauchope	2001	$143,750	$6,000	$—	—	$10,341
President and CEO	2000	$128,750	$—	$—	—	$8,356
	1999	$115,833	$—	$—	—	$4,762
Thomas J. Sherman	2001	$115,833	$6,000	$—	—	$1,926
Executive Vice President	2000	$105,833	$—	$—	—	$1,896
	1999	$95,833	$—	$—	—	$1,896

CONDENSED STATEMENT OF INCOME

Year Ended December 31, 2001

INCOME
Cash Dividends from Subsidiary	$25,000

TOTAL INCOME	25,000
EXPENSES:
Interest on note payable	7,828
Other	20,283

TOTAL EXPENSES	28,111

LOSS BEOFRE EQUITY IN UNDISTRIBUTED INCOME SUBSIDIARY	(3,111)
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	650,699

NET INCOME	$647,588

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$647,588
Noncash Items Included in Net Income
Equity in Income of Subsidiary	(675,699)

NET CASH USED IN OPERATING ACTIVITIES	(28,111)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	(412,000)
Dividends Received from Subsidiary	25,000

NET CASH USED BY INVESTING ACTIVITIES	(387,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	500,000
Proceeds from exercise of stock options	12,000
Dividends Paid	(31,620)

NET CASH PROVIDED BY FINANCING ACTIVITIES	480,380

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,269
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$65,269

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

        Board of Directors:

        Marilyn Britton, age 62, graduated from Cal Poly San Luis Obispo. She was involved with the San Luis Obispo county Farm Bureau for over 22 years, recently retiring as Executive Director, a position she held for over 16 years. Marilyn is a member and past director of the San Luis Obispo Rotary, a member of San Luis Obispo County Farm Bureau, San Luis Obispo Farm Bureau Women, San Luis Obispo County Cattlewoman's Association, San Luis Obispo County Cattleman's Association, and the San Luis Obispo County Agricultural Awareness. Mrs. Britton developed the San Luis Obispo County Farm Bureau Agriculture Tour program, 21 years ago and is continuing as its Tour Coordinator. She was also the Executive Director for the San Luis Obispo County Grain Improvement Association for 16 years. She serves on the Sheriff's Parole, the San Luis Obispo Native Tree Committee, Visitor's Conference Bureau board member.

        Dario A. Domenghini, age 64, is an original organizer and director. Mr. Domenghini is a life-long resident of San Luis Obispo County. His family has been involved in agriculture in the county of San Luis Obispo since the early 1920's. Mr. Domenghini has been involved in agriculture, working in his family's dairy and ranching operation since his childhood.

        Mr. Domenghini expanded the operation to include vegetable farming. He has since closed down the dairy operation, but continues to farm in partnership with his nephew. Mr. Domenghini holds a 1/3 ownership in the real estate interest of Domenghini Brothers and is a 50% partner in Domenghini Farms. Mr. Domenghini was educated at Cal Poly San Luis Obispo, majoring in Dairy Science. Mr. Domenghini is active in local farming and ranching activities.

        John Guhring, age 62, is an original organizer and director. Mr. Guhring has been involved with the community of San Luis Obispo since the early 1960's when he attended Cal Poly San Luis Obispo. After a nine-year career in marketing on the east coast, Mr. Guhring joined in 1974 a closely held communications company, based in San Luis Obispo, and became president of the firm seven years later. This firm was sold in 1984 to Metromedia.

        In 1981, Mr. Guhring co-founded TAS-Com, Inc., a firm that serves San Luis Obispo and Santa Barbara counties with telephone answering, voice mail and paging services. Mr. Guhring founded Kronos Communications, dba the Cellular Source, in 1987 when the first cellular telephone systems were deployed. TAS-Comm and the Cellular Source were merged in January 1998 to form Golden State Phone and Wireless. Golden State now has 15 retail locations from Carmel to Lompoc, and is the leading Master Agent for Verizon Wireless. The corporation is a member of the chambers of commerce in San Luis Obispo, Arroyo Grande, Santa Maria and Lompoc. Mr. Guhring is also president with 50% ownership in Golden State Phone & Wireless. Mr. Guhring is president of Alpha Sigma Alumni Association and a past president of the Santa Maria Kiwanis Club. Mr. Guhring brings to the board of directors for Coast National Bank an impressive background in starting and growing businesses into successful operations. He has had more than 25 years as a successful business owner and operator in the San Luis Obispo area.

        James Kaney, age 55, is an original organizer and director. Mr. Kaney has been a business owner/operator in San Luis Obispo since 1970. Mr. Kaney graduated cum laude with a BS in Accounting/Finance and a Minor in Economics at Cal Poly San Luis Obispo. Mr. Kaney started Kaney Foods, Inc.

in San Luis Obispo, a wholesaler to restaurants and institutions in the counties of Monterey, Santa Barbara, Ventura, and San Luis Obispo. Mr. Kaney was responsible for all phases of the company warehousing, distribution, sales and accounting. The company was sold in 1987. Mr. Kaney is disabled and is actively involved in his investments. Mr. Kaney is an organizer, founder and past director of Commerce Bank of San Luis Obispo N.A., which was sold in March 1996 to Valliwide Bank. Mr. Kaney served for more than twelve years on the loan committee and the investment committee of Commerce Bank. Mr. Kaney is a past member of the Kiwanis Club, and a member and past director of the Rotary Club of San Luis Obispo.

        Michael A. Lady, age 50, is an original organizer and director of the Bank. Mr. Lady has been a resident of Arroyo Grande for the past fifteen years and is the owner of Lady Family Mortuary in Arroyo Grande. In addition to his involvement in the mortuary business, Mr. Lady is an investor, as well as the mayor of the city of Arroyo Grande. Mr. Lady, through his development and governmental activities, is vitally aware of the future development plans for the Arroyo Grande area, including plans for the possible annexation of unincorporated lands bordering Arroyo Grande to provide the space for a major increase in commercial development in the community.

        Mr. Lady is active in a large number of civic and fraternal organizations. He is the past president of the Arroyo Grande Chamber of Commerce and the Arroyo Valley Kiwanis. He is active in the Elks Club, Moose Lodge, Shriner's Club, the Freemasons, YMCA, and Fraternal Order of Eagles. He was named the 1991 Arroyo Grande Citizen of the Year, and he and his wife were named South County Couple of the Year also in 1991. Mr. Lady is a leader in the Arroyo Grande community, and his involvement in the formation and management of the Bank provides the Bank with an impressive base of valuable business customers.

        Gene Mintz, age 62, is an original organizer and director of the Bank. Mr. Mintz is a business and tax advisor for the Arroyo Grande area and owner of GSM Business Services, Inc., an Arroyo Grande business and tax advisory service. A life-long resident of San Luis Obispo County, Mr. Mintz is involved in a number of civic, charitable and professional associations. He is the past president and director of the Kiwanis Club of greater Pismo Beach, and a 27 year member of the Elk's club of the Pismo Beach area. Mr. Mintz is a general partner in W.M. Associates and Mintz Brothers. He is also the Secretary/Treasurer of Lanco Development Co., Inc., in which he is also a general partner.

        Mr. Mintz is active in a number of professional organizations, serving as a past president of the Central Coast Chapter of the California Society of Enrolled Agents. His professional activities include his active accounting and tax advisory business, as well as involvement in a number of real estate development projects. He is the Secretary-Treasurer of Burke and Pace, a major supplier of building materials headquartered in Arroyo Grande. Mr. Mintz is involved in the South County Performing Arts Association, as a Director and Vice President for this cultural organization.

        Ron Olson, age 58, is a director of the Bank. Mr. Olson is a Certified Public Accountant and is owner of Platino Management Services, Inc., which provides accounting and tax services, management consulting and property management services in Arroyo Grande and surrounding communities.

        Mr. Olson has been a resident of Arroyo Grande for 28 years and is active in local service and professional organizations. Mr. Olson is a member of the Arroyo Grande Optimists Club and of both the American Institute of CPA's and the California Society of CPA's. Mr. Olson is an investor and director of a privately held chain of food supermarkets and a fast food restaurant franchising company.

        Jack W. Robasciotti, age 74, and is Vice Chairman of the board and an original organizing director of the bank. Mr. Robasciotti was born in San Luis Obispo and has been active in banking since 1951. After an impressive 33 year career with Bank of America, Mr. Robasciotti "retired" to San Luis Obispo, where he worked for 12 years as the manager of the San Luis Obispo main office for Commerce Bank of San Luis Obispo N.A.

        Mr. Robasciotti is extremely active in a number of civic, charitable and fraternal organizations in San Luis Obispo. His activities range from fundraising for the YMCA, to serving as directors of organizations that provide shelter for abused women, that seek to increase public awareness of sexual abuse (SAVE), and that counsel pregnant women at risk (ALPHA). Mr. Robasciotti is active in local historical societies, previously serving as 1st vice president of the San Luis Obispo County Historical Society, as a director of the Hearst Castle Lighting Committee and as a committee member for a number of the San Luis Obispo Mission operating groups. He is active in the Rotary and other non-profit organizations.

        Thomas J. Sherman, age 42, and is an Executive Vice President and director of the bank. He was raised and educated in San Luis Obispo, graduating from Cal Poly San Luis Obispo. He has been in commercial lending for the past 15 years and is a graduate of the Stonier Graduate School of Banking at the University of Delaware as well as the California Banking School at the University of San Diego. Mr. Sherman is active in a number of civic, professional and charitable organizations. He is presently a member of the Exchange Club, the Sheriff's Advisory Council and is treasurer and board member of the Women's Shelter Program of San Luis Obispo. Mr. Sherman was formerly a board member of Friendship School, Foundation for Community Design and United Cerebral Palsy. He was also involved with the Muscular Dystrophy Association and SLO Babe Ruth Baseball.

        Jack C. Wauchope, age 66, is Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Wauchope has been in the banking industry for more than 42 years. For more than half of that time, he has served as the President and Chief Executive Officer of independent banks. Mr. Wauchope was the organizing President of Commerce Bank of San Luis Obispo. During his ten-year term at Commerce the bank earned consistently high CAMEL ratings and was named a Premier Performing Bank for seven consecutive years. He is a graduate of Pacific Coast Banking School at the University of Washington in Seattle, Washington.

        Mr. Wauchope has served on the boards of numerous civic, charitable and trade organizations which include the Foundation for the Performing Arts Center, Hotline of San Luis Obispo County, San Luis Obispo Economics Forecast Project, Community Bankers of Southern California, Western Banking School, Rotary Club of San Luis Obispo Daybreak and The Civic Ballet of San Luis Obispo.

        Dan H. Wixom, age 51, is an original organizer and director of the Bank. Mr. Wixom is a rancher and an owner/operator of Wixom Trucking, LLC. Mr. Wixom formerly owned and operated Wixom Concrete, Inc., which was sold in 1997. A graduate of Cal Poly San Luis Obispo in Agriculture Management, Mr. Wixom is a fourth generation resident of San Luis Obispo County. He has been a member of Native Sons of the Golden West for twenty years and served as a president of the organization. He also has served on the board of the Morro Bay Community Foundation. The foundation helps with youth activities in the Central Coast. He supports local educational institutions, volunteering time and donating materials for the Morro Bay FFA Club and for youth sports teams.

        Mr. Wixom is a member of the California Cattlemen's Association, the National Cattlemen's Association, and the San Luis Obispo County Farm Bureau. He has operated his own calf/cow operation for more than 30 years. Currently he runs over 300 mother cows on over 4,000 acres, with an additional 100 acres set-aside for oat and hay production. His trucking company is involved in the statewide transportation of construction aggregates, bulk cement and livestock.

        Executive Officers:

        Jack C. Wauchope—President and Chief Financial Officer—See "Directors"

        Thomas J. Sherman—Executive Vice President, Chief Credit Officer.—See "Directors"

        Jack Robasciotti—Vice-Chairman of the Board, Business Development Officer—See "Directors"

        The executive officers were each elected by the Board of Directors. There are no family relationships between directors and executive officers of the Bank.

        No Director of the Bank holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange of 1934, as amended.

Compliance with Section 16(a) of the Securities Exchange Act

        Based solely on its review of Forms 3, 4, and 5, and amendments thereto, furnished to Bancorp during the 2001 fiscal year, no person who was a director, officer, or beneficial owner of more than ten percent of the Bank's Common Stock failed to file on a timely basis reports required by Section 16(a) during the 2001 fiscal year, except that each director and executive officer of Bancorp filed information required to be filed on a Form 3 on June 10, 2001 on a Form 5 filed on February 11, 2002. Additionally, President Jack Wauchope filed information required to be filed on Form 4 on July 10, 2001 on a Form 5 filed February 11, 2002 and Executive Vice President Thomas Sherman filed information required to be filed on Form 4 January 10, 2002 on a Form 5 filed February 11, 2002.

Item 10. Executive Compensation:

        The chart below contains information of Jack C. Wauchope and Thomas J. Sherman as the only executive officers whose salary and other compensation was $100,000 or more. add information to this table

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Awards: Securities Underlying Options(#)	All Other Compensation
Jack C. Wauchope	2001	$143,750	$6,000	$—	—	$10,341
President and CEO	2000	$128,750	$—	$—	—	$8,356
	1999	$115,833	$—	$—	—	$4,762
Thomas J. Sherman	2001	$115,833	$6,000	$—	—	$1,926
Executive Vice President	2000	$105,833	$—	$—	—	$1,896
	1999	$95,833	$—	$—	—	$1,896

        The value of perquisites and other personal benefits are disclosed in other annual compensation if they exceed, in the aggregate, the lesser of $50,000 or 10% of salary and bonus. No amounts are reported in this column for Mr. Wauchope or Mr. Sherman since the value of perquisites and other personal benefits did not exceed the reporting threshold.

        The Bank has employed Jack C. Wauchope as its President and Chief Executive Officer and entered into an employment agreement with him, which took effect in June 2000. The agreement provided for a term of three years at an annual base salary of $135,000.00 in year 1, $150,000.00 in year 2 and $165,000.00 in year 3, discretionary bonuses, and an automobile allowance of $500.00 per month, expense reimbursement, $400,000.00 of life insurance and standard and customary medical and dental insurance benefits. Additionally, Mr. Wauchope will be entitled to severance benefits equal to one year's base salary upon the occurrence of one or more enumerated events.

        The Bank has employed Thomas Sherman as it's Executive Vice President and Chief Credit Officer and entered into an employment agreement with him, which took effect in June 2000. The agreement provides for a term of three years at an annual base salary of $110,000.00 in year 1, $120,000.00 in year 2 and $130,000.00 in year 3, discretionary bonuses, and an automobile allowance of $400.00 per month, expense reimbursement, $200,000.00 of life insurance and standard and customary medical and dental insurance benefits. Additionally, Mr. Sherman will be entitled to severance benefits equal to one year's base salary upon the occurrence of one or more enumerated events.

        The directors who are not full-time employees of the Bank are presently receiving monthly directors' fees. Wauchope and Sherman do not presently receive directors' fees.

        There were no other executive officers whose annual salary and other annual compensation exceeded $100,000 for 2001.

Employees Stock Option Plan

        In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1997 Stock Option Plan, now known as the Coast Bancorp Employee Stock Option Plan (the "Employee Plan"). The Employee Plan was adopted to strengthen the Company and its subsidiaries by providing eligible full-time officers and employees an added incentive to perform at a high level and to reward extraordinary efforts to increase the earnings of Coast Bancorp and its subsidiaries. The incentive will take the form of an opportunity for officers and employees of Coast Bancorp and its subsidiaries to acquire a proprietary interest in the success of Coast Bancorp by purchasing Shares of Coast Bancorp common stock. 117,600 shares of Coast Bancorp common stock may be issued pursuant to the exercise of Options granted under the Employee Plan, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company. As of March 19, 2002, approximately twenty officers and employees of Coast Bancorp and its affiliates were eligible to hold options to purchase under the Employee Plan. The Employee Plan contemplates the grant of incentive stock options and nonstatutory stock options.

        The Employee Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") or subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

Exercise and Grant of Options

        During 2001 no options were granted to President Jack C. Wauchope or to Executive Vice President Thomas J. Sherman.

        The following table shows exercises of stock options during fiscal year 2001 by President Jack C. Wauchope or to Executive Vice President Thomas J. Sherman and the value at December 31, 2001 of unexercised options on an aggregated basis held by each such persons:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired On Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at FY-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End($) Exercisable/Unexercisable
Jack C. Wauchope	0	0	16,000/4,000	$105,440/$26,360
Thomas J. Sherman	0	0	16,000/4,000	$105,440/$26,360

(1)
Based on a bid price of $16.59 at December 31, 2001.

Directors Stock Option Plan

        In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1998 Directors' Stock Option Plan, now known as the Coast Bancorp Directors Stock Option Plan (the "Director Plan"). The Director Plan was adopted to offer the non-employee directors of Coast Bancorp and its affiliates the opportunity to acquire a proprietary interest in the success of Coast Bancorp by purchasing Shares of Coast Bancorp common stock.

        The aggregate number of Shares which may be issued pursuant to the exercise of Options granted under the Director Plan is 62,500 shares, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then- outstanding common stock of the Company (the "Shares"). As of March 19, 2002, approximately nine (9) directors of Coast Bancorp and its affiliates were eligible to hold options under the Director Plan. The Director Plan contemplates the grant of nonstatutory stock options only.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  a.
  There are no stockholders with ownership of 5% of the Bank's stock, except as set forth below. Mr. Wauchope's address is 553 B Higuera St., San Luis Obispo, CA 93401.

  b.

Name	Relationship to Bank	Number of Shares		Percentage Owned(1)

Jack C. Wauchope	President, Chief Executive Officer & Chairman of the Board	38,300	(2)	5.91%
Marilyn Britton	Director	1,384	(8)	..22%
Dario Domenghini	Director	11,400	(3,6)	1.79%
John F. Guhring	Corporate Secretary & Director	16,500	(6)	2.59%
James M. Kaney	Director	7,700	(6)	1.21%
Michael A. Lady	Director	6,000	(6)	0.94%
Gene D. Mintz	Director	24,270	(6)	3.81%
Ron Olson	Director	10,700		1.69%
Jack W. Robasciotti	Business Development Officer & Director	7,000	(6)	1.10%
Thomas J. Sherman	Executive Vice President, Chief Credit Officer & Director	26,000	(2,5)	4.01%
Dan H. Wixom	Director	16,800	(5,6,)	2.64%
Director & Executive Officers as a Group (11 persons)		166,054	(7)	23.71%

(1)
Except as otherwise noted, may include shares held by such person's spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which person is a beneficiary and trustee with sole voting and investment power (or shared power with a spouse); shares held in street name for the benefit of such person; or shares held in an Individual Retirement Account or pension plan as to which person is the sole beneficiary and has pass-through voting rights and investment power.

(2)
Includes 16,000 shares of incentive stock options that are presently exercisable.

(3)
Includes 300 shares held by Domenghini Farms, a California general partnership and 1,000 shares held by Domenghini Brothers, A California general partnership, over which Mr. Domenghini has shared voting and investment power.

(4)
Includes 1,400 shares held by the Poletti Education trust for which Mr. Sherman is sole trustee with sole voting and investment power.

(5)
Includes 4,500 shares held by the Wixom Concrete, Inc. Profit Sharing Trust over which Mr. Wixom is trustee with sole voting and investment power.

(6)
Includes 5,000 shares of director stock options that are presently exercisable.

(7)
Includes 32,000 shares of incentive stock options and 35,834 shares of director stock options which are presently exercisable

(8)
Includes 834 shares of director stock options that are presently exercisable

Item 12. Certain Relationships and Related Transactions.

        There is no existing or proposed material interests or transactions between the Bank and/or any of it's officers or directors outside the ordinary course of the Bank's business.

        It is anticipated that the directors and officers of the Bank, and the companies, with which they are associated, will have banking transactions with the Bank in the ordinary course of business. It is the firm intention of the Board of Directors that any loans and commitments to lend included in such transactions will be made in accordance with all applicable laws and regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

        It is also possible that one or more members of the Board of Directors may from time to time provide services and equipment to the Bank. It is the firm policy of the Board that any such transactions between the Bank and any members of its Board, or any person directly or indirectly related to a director, be made in strict accordance with applicable rules and regulations and on substantially the same terms as those available at the time for comparable transactions with disinterested persons.

Item 13. Exhibits and Reports on Form 8-K

  a)
  Exhibits

    See index to exhibits at page 51 of this annual Report on Form 10-KSB

  b)
  No Current Reports on Form 8-K were filed during the quarter ending December 31, 2001.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.	Plan of Acquisition, Reorganization, Arrangement of Merger dated March 1, 2001
3.1	Articles of Association of the Bank
3.2	Bylaws of the Bank
4.	Instruments defining the rights of security holders, including indentures*
9.	Voting Trust Agreement*
10.1	Coast Bancorp Employee Stock Option Plan and specimen Non-Statutory And Incentive Stock Option Agreements(1)**
10.2	Coast Bancorp Directors Stock Option Plan and specimen Non-Statutory Agreement(1)**
10.3	Employment contract by and between Jack C. Wauchope and Coast National Bank**
10.4	Employment contract by and between Thomas Sherman and Coast National Bank**
11.	Statement re: computation of per share earning. Included in footnote 8 to the Registrant's audited financial statements included in this Annual Report.
13.	2001 Annual Report to Shareholders*
16.	Letter regarding change in certifying accountant*
21.	Subsidiaries of Bancorp; Coast National Bank*
23.	Consent of Independent Public Accountant
24.	Power of Attorney

*
Not Applicable

**
Employment contracts and compensation plans.

(1)
Filed as Exhibits 99.1 and 99.2 respectively to Bancorp's Registration Statement on Form S-8 filed with the SEC which are incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST NATIONAL BANK

By:	/s/ JACK C. WAUCHOPE Jack C. Wauchope President/Chief Executive Officer Chairman of the Board

        In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ JACK WAUCHOPE Jack Wauchope	President/Chief Executive Officer	3/28/02
/s/ MARILYN BRITTON Marilyn Britton	Director	3/28/02
/s/ DARIO DOMENGHINI Dario Domenghini	Director	3/28/02
/s/ JOHN F. GUHRING John F. Guhring	Director	3/28/02
/s/ JAMES M. KANEY James M. Kaney	Director	3/28/02
/s/ MICHAEL A. LADY Michael A. Lady	Director	3/28/02
/s/ GENE D. MINTZ Gene D. Mintz	Director	3/28/02
/s/ RON OLSON Ron Olson	Director	3/28/02
/s/ JACK W. ROBASCIOTTI Jack W. Robasciotti	Director	3/28/02
/s/ THOMAS J. SHERMAN Thomas J. Sherman	Executive Vice President Chief Financial Officer & Director	3/28/02
/s/ DAN H WIXOM Dan H Wixom	Director	3/28/02

QuickLinks

FORM 10-KSB
Table of Contents
FORWARD LOOKING STATEMENTS
PART I
  Item 1. Description of Business
SUPERVISION AND REGULATION
OTHER INFORMATION
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management Discussion & Analysis
  Item 7. Financial Statements
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENT OF INCOME
CONDENSED STATEMENT OF CASH FLOWS
  Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits and Reports on Form 8-K
INDEX TO EXHIBITS
SIGNATURES