Form 10QSB
period 2002-03-31
COAST BANCORP/CA
filed 2002-05-15
CIK 1141575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock – As of April 26, 2002, there were 632,400 shares of the issuer’s common stock outstanding.

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

PART II - OTHER INFORMATION
Item 1	–	Legal Proceedings
Item 2	–	Changes in Securities
Item 3	–	Defaults Upon Senior Securities
Item 4	–	Submission of Matters to a Vote of Security Holders
Item 5	–	Other Information
Item 6	–	Exhibits and Reports of Form 8-K

SIGNATURES

COAST BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Statement of Financial Condition (unaudited)

(in thousands)	March 31, 2002	December 31, 2001
ASSETS

Cash and due from banks	$4,041	$3,899
Federal funds sold	5,640	8,650
TOTAL CASH AND CASH EQUIVALENTS	9,681	12,549
Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	8,124	11,264
TOTAL INVESTMENT SECURITIES	8,124	11,264
Loans:
Commercial	12,630	15,061
Real estate - construction	5,305	5,738
Real estate - other	36,473	31,064
Consumer	27,021	25,055
TOTAL LOANS	81,429	76,918
Net deferred loan fees	(391)	(274)
Allowance for credit losses	(875)	(850)
NET LOANS	80,163	75,794
Premises and equipment	4,431	3,894
Deferred taxes	130	213
Federal reserve bank stock, at cost	189	189
Other assets	791	724
TOTAL ASSETS	$103,509	$104,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,607	$24,831
Money market and NOW	29,297	29,958
Savings	5,180	4,610
Time deposits of $100,000 or more	20,577	20,932
Other time deposits	15,761	16,195
TOTAL DEPOSITS	95,422	96,526
Notes payable	732	735
Other liabilities	130	210
TOTAL LIABILITIES	96,284	97,471
Commitments and contingencies - Note #4 and #11
Stockholders’ equity
Peferred stock - 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 632,400 in 2001 and 627,000 in 2000	6,324	6,324
Additional paid-in capital
Retained earnings	868	732
Accumulated other comprehensive income - net unrealized (losses) gains on available-for-sale securities	33	100
TOTAL STOCKHOLDERS’ EQUITY	7,225	7,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,509	$104,627

COAST BANCORP

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended March 31,
	2002	2001

Interest income:
Interest and fees on loans	$1,416	$1,506
Interest on taxable securities	99	243
Interest on federal funds sold	26	99
Other interest income	3	8

Total interest income	1,544	1,856

Interest expense:
Interest on money market and NOW accounts	89	267
Interest on savings deposits	15	22
Interest on time deposits	291	523
Interest on other borrowings	9	5
	404	817

Net interest income	1,140	1,039
Provision for loan losses	20	25

Net interest income after provision for loan losses	1,120	1,014

Noninterest income:
Service charges on deposit accounts and other	53	61
Gain on sale of loans and servicing fees
Gain on sale of securities	58	14

Total noninterest income	111	75

Noninterest expense:
Salaries and benefits	560	459
Net occupancy expense (net of rental income)	72	42
Equipment expense	49	43
Other expense	311	295

Total noninterest expense	992	839

Income before taxes	239	250
Income taxes	103	104
Net income	$136	$146

Earnings per share - Basic	$0.22	$0.23
Earnings per share - Diluted	$0.20	$0.23

COAST BANCORP

Statement of changes in Shareholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount
Balance at January 1, 2001	627,000	$6,270		$116	$(22)	6,364
Exercise of stock options	5,400	54				54
Cash dividends				$(32)		(32)
Comprehensive Income
Net income			$648	648		648
Unrealized gain on securities available for sale			178		178	178
Reclassification adjustment for gain on Sale of investment securities included in net income			(56)		(56)	(56)
Total comprehensive income			$770

Balance at December 31, 2001	632,400	6,324		732	100	7,156
Exercise of stock options						—
Cash dividends						—
Comprehensive Income
Net income			$136	136		136
Unrealized loss. on securities available for sale			(33)		(33)	(33)
Reclassification adjustment for gain on Sale of investment securities included in net income			(34)		(34)	(34)
Total comprehensive income			$69

Balance at March 31, 2002	632,400	$6,324		$868	$33	$7,225

COAST BANCORP

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2002	2001
Operating activities
Net income	$136	$146
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	52	49
Provision for loan losses	20	25
Realized gain on investment securities	(58)	(14)
Other items - net	(4)	198
Net cash provided by operating activities	146	404

Investing activities
Change in interest-bearing deposits	—	200
Proceeds from sale of investment securities	2,071	3,008
Maturities of investment securities	1,000	6,000
Net change in loans	(4,389)	(3,396)
Purchase of premises and equipment	(589)	(44)
Net cash provided (used) by investing activities	(1,907)	5,768

Financing activities
Increase in deposits	(1,104)	4,781
Proceeds from exercise of 0ptions	(3)	30
Net cash provided by financing actvities	(1,107)	4,811

Increase in cash and cash equivalents	(2,868)	10,983

Cash and cash equivalents at beginning of period	12,549	9,543

Cash and cash equivalents at end of period	$9,681	$20,526

Note 1 - Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Bank’s Annual Report for the year ended December 31, 2001 filed on Form 10-KSB.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month period ended March 31, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-QSB may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate”, “believe”, “estimate”, “may”, “intend”, and “expect”.

Note 2 - Earnings Per Share

Effective December 31, 1997, the Bank adopted SFAS No. 128, “Earnings per Share”.  Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

	For the Three Months Ended March 31,
	2002	2001

Earnings per share - Basic	$0.22	$0.23
Earnings per share - Diluted	$0.20	$0.23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, the California’s energy crisis, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with Coast National Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

On June 1, 2001 Coast Bancorp acquired all of the outstanding shares of Coast National Bank’s common stock in a non-cash transaction.  Coast Bancorp has no material business activity other than the involvement in Coast National Bank.  Financial information presented herein for March 31, 2002 and comparative information for December 31, 2001 is inclusive of the consolidated Company while the information for March 31, 2001 is for Coast National Bank.

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

Overview

For the three months ended March 31, 2002 the Bank reported net income of $136,000 or $0.20 diluted earnings per share compared to net income of $146,000 and $0.23 diluted earnings per share for the same period during 2001.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference (the “interest rate spread’) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.   Net interest income was $1,140,000 for the quarter ended March 31, 2002, compared to $1,039,000 for the quarter ended March 31, 2001 an increase of 9.72%.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended March 31,		Year Ended December 31, 2001
	2002	2001

Interest Income	$1,544	$1,856	$7,084
Interest Expense	404	817	2,773

Net Interest Income	$1,140	$1,039	$4,311

Average Earning Assets	$94,993	$88,176	$93,823
Net Interest Margin	4.80%	4.71%	4.59%

The significant increase in net interest income in 2002 compared to March 31, 2001 was primarily the result of the significant growth in interest-earning assets generated by the Bank’s branches.  The Company also experienced an increase in the net interest margin due to the decline in the interest rate expense during the first quarter of 2002. Interest expense declined by during the first quarter of 2002, as a result of the declining interest rate environment.

Provision for Loan Losses

The Company made a $20,000 contribution to the allowance for loan losses for the three months ended March 31, 2002 compared to $25,000 for the same period in 2001.  Management believes that the allowance, which equals 1.07% of total loans at March 31, 2002, is adequate to cover future losses.  The allowance for loan losses at December 31, 2001 was also 1.11% of total loans.

Changes in the allowance for loan losses for the quarter ended March 31, 2002 and 2001 are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2002	2001

Allowance, Beginning of Period	$850	$700
Provision for Loan Losses	20	25
Loans Charged Off - net of Recoveries	5	—

Allowance, End of Period	$875	$725

Noninterest Income

Noninterest income represents deposit account service charges and other types of non-loan related fee income.  Noninterest income for the quarter ended March 31, 2002 totaled $111,000 compared to $75,000 for the same period in 2001 a 48.0% increase.  This increase is primarily due to the growth in deposit accounts and realized gains on the sale of investment securities.

Noninterest Expense

Noninterest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the quarter ended March 31, 2002 totaled $992,000 compared to $839,000 for the same period in 2001 for an increase of 18.2%.  This increase is primarily due to the opening of a government guaranteed lending department specializing in Small Business Administration lending programs during the latter part of 2001 and the overall expansion of the customer base.

Income Taxes

The Bank recorded a $103,000 tax provision during the first quarter of 2002 compared to $104,000 during the same period in 2001.

Financial Condition

Total assets as of March 31, 2002 decrease 1.07% to $103.5 million in comparison to total assets of $104.6 million as of December 31, 2001. Compared to total assets of $101.9 million at March 31, 2001 the company has increased assets by $1.6 million or 1.57%. The increase is primarily due to the interest rate environment. The majority of the increase was centered in loans, which increased, by $15.5 million from $64.6 million at March 31, 2001 to $80.1 million at March 31, 2002 this growth was funded primarily by the reductions of fed funds sold and investment securities.  This growth was funded by the reduction of Federal Funds Sold at an average rate of  3.98% and  $16.6 million, or 21.3%, increase in deposits since March 31, 2000.

Asset Quality

As of March 31, 2002, and March 31, 2001 the Company had no loans on nonaccrual or loans 90 day past due and still accruing. As of December 31, 2001 the company had one loan in the amount of $55,000 on non-accrual. As of March 31, the Company has had no OREO during 2002 or 2001.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk is to ensure the safety and soundness of the Bank and it’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the shareholders.

Shareholders equity at March 31, 2002 was $7.2 million, compared to 7.2 at December 31, 2001.  Average shareholder’s equity for the three months ended March 31, 2002 was 7.1 million compared to $6.5 million in 2001.  Shareholders equity increased primarily from net income of  $136 thousand and partially offset by unrealized security losses of  $33,000 and realized security gains of $34,000.

The Company is required to meet certain minimum risk-based capital guidelines and leverage ratios set by the bank regulatory authorities. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentives to holding liquid, low risk assets.  The leverage ratio consists of tangible Tier I capital divided by average total assets.

Coast Bancorp maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios are as follows:

	Minimum Requirements	Well Capitalized	Three Months Ended March 31, 2002	December 31, 2001
Total risk-based capital ratio	8.00%	10.00%	10.52%	10.48%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.44%	9.41%
Tier 1 leverage capital ratio	4.00%	5.00%	7.37%	7.15%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – CHANGES IN SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS AND REPORTS OF FORM 8-K

A)  Exhibits

None

B)  Reports on Form 8-K

No Form 8-K’s were filed by the Bank during the quarter ended March 31, 2002.

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	May 13, 2002	/s/Jack Wauchope
Jack Wauchope
President, Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2002	/s/Thomas Sherman
Thomas Sherman
Executive Vice President Chief Financial Officer
(Principal Financial Officer)