Form 10QSB
period 2002-06-30
COAST BANCORP/CA
filed 2002-08-13
CIK 1141575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Common Stock — As of July 15, 2002, there were 632,400 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format

(Check one)

yes: ☐  no: ☒

FORWARD LOOKING STATEMENTS

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

THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF COAST BANCORP AND COAST NATIONAL BANK.

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

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements

Statement of Financial Condition
Statement of Operations
Statement of Changes in Shareholders’ Equity
Cash Flow Statement
Notes to financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview
Net Interest Income
Provision for Loan Losses
Noninterest Income
Noninterest Expense
Income Taxes
Financial Condition
Asset Quality
Capital
Liquidity

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings
Item 2 — Changes in Securities
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits and Reports of Form 8-K

SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Statement of Financial Condition (unaudited)

(in thousands)	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$5,250	$3,899
Federal funds sold	6,005	8,650
TOTAL CASH AND CASH EQUIVALENTS	11,255	12,549
Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	8,179	11,264
TOTAL INVESTMENT SECURITIES	8,179	11,264
Loans:
Commercial	14,246	15,061
Real estate — construction	5,471	5,738
Real estate — other	33,821	31,064
Consumer	25,835	25,055
TOTAL LOANS	79,581	76,918
Net deferred loan fees	(293)	(274)
Allowance for credit losses	(940)	(850)
NET LOANS	78,140	75,794
Premises and equipment	5,113	3,894
Deferred taxes	192	213
Federal reserve bank stock, at cost	202	189
Other assets	786	724
TOTAL ASSETS	$103,867	$104,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$26,774	$24,831
Money market and NOW	26,494	29,958
Savings	5,145	4,610
Time deposits of $100,000 or more	20,704	20,932
Other time deposits	16,342	16,195
TOTAL DEPOSITS	95,459	96,526
Notes payable	730	735
Other liabilities	161	210
TOTAL LIABILITIES	96,350	97,471

Stockholders’ equity
Preferred stock — 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 632,400 in 2002 and 632,400 in 2001	6,324	6,324
Retained earnings	1,102	732
Accumulated other comprehensive income — net unrealized (losses) gains on available-for-sale securities	91	100
TOTAL STOCKHOLDERS’ EQUITY	7,517	7,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,867	$104,627

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$1,460	$1,475	$2,876	$2,981
Interest on taxable securities	$86	183	185	429
Interest on federal funds sold	$29	143	55	247
Other interest income	$3	—	6	—

Total interest income	1,578	1,801	3,122	3,657

Interest expense:
Interest on money market and NOW accounts	85	214	174	482
Interest on savings deposits	14	28	29	50
Interest on time deposits	272	519	563	1,042
Interest on other borrowings	11	6	20	11
	382	767	786	1,585

Net interest income	1,196	1,034	2,336	2,072
Provision for loan losses	60	38	80	63

Net interest income after provision for loan losses	1,136	996	2,256	2,009

Noninterest Income:
Service charges on deposit accounts and other	53	85	105	191
Gain on sale of loans and servicing fees	257	—	258	—
Gain on sale of securities	38	61	96	75

Total noninterest income	348	146	459	266

Noninterest Expense:
Salaries and benefits	552	475	1,112	934
Net occupancy expense (net of rental income)	70	46	142	88
Equipment expense	50	43	99	86
Other expense	380	334	691	674

Total noninterest expense	1,052	898	2,044	1,782
	—
Income before taxes	432	244	671	493
Income taxes	198	103	301	207
Net income	$234	$141	$370	$286

Earnings per share — Basic	$0.37	$0.22	$0.59	$0.45
Earnings per share — Diluted	$0.36	$0.21	$0.56	$0.44

Statement of changes in Shareholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock
	Number of Shares	Amount	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2001	627,000	$6,270		$116	$(22)	6,364
Exercise of stock options	5,400	54				54
Cash dividends				$(32)		(32)

Comprehensive Income
Net income			$648	648		648
Unrealized gain on securities available for sale			178		178	178
Reclassification adjustment for gain on Sale of investment securities included in net income			(56)		(56)	(56)
Total comprehensive income			$770

Balance at December 31, 2001	632,400	6,324		732	100	7,156
Exercise of stock options						—
Cash dividends						—

Comprehensive Income
Net income			$370	370		370
Unrealized loss. on securities available for sale			47		47	47
Reclassification adjustment for gain on Sale of investment securities included in net income			(56)		(56)	(56)
Total comprehensive income			$361

Balance at June 30, 2002	632,400	$6,324		$1,102	$91	$7,517

COAST BANCORP

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2002	2001
Operating activities
Net income	$370	$286
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	108	99
Provision for loan losses	80	64
Realized gain on investment securities	(96)	(75)
Other items — net	(38)	130
Net cash provided by operating activities	424	504

Investing activities
Change in interest-bearing deposits	—	200
Proceeds from sale of investment securities	4,133	9,068
Maturities of investment securities	1,000	9,444
Purchase of investment securities	(2,012)	(12,134)
Net change in loans	(2,426)	(6,656)
Increase in Federal Reserve Bank Stock	(13)	(17)
Purchase of premises and equipment	(1,328)	(82)
Net cash provided (used) by investing activities	(646)	(177)

Financing activities
Increase (decrease) in deposits	(1,067)	6,073
Proceeds from exercise of 0ptions	—	42
Principal Payments	(5)	—
Net cash provided (used) by financing actvities	(1,072)	6,115

Increase (decrease) in cash and cash equivalents	(1,294)	6,442

Cash and cash equivalents at beginning of period	12,549	9,543

Cash and cash equivalents at end of period	$11,255	$15,985

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month period ended June 30, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	Shares	Shares	Shares	Shares
Used in Basic EPS	632,400	630,870	632,400	630,150
Dilutive Effect of Outstnding Stock Options	20,305	21,308	26,144	19,292
Earnings per share — Basic	652,705	652,178	658,544	649,442

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

On June 1, 2001 Coast Bancorp acquired all of the outstanding shares of Coast National Bank’s common stock in a non-cash transaction.  Coast Bancorp has no material business activity other than the involvement in Coast National Bank.  Financial information presented herein for June 30, 2002 and comparative information for December 31, 2001 and  June 30, 2001.

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

Overview

For the three months ended June 30, 2002 the company reported net income of $234,000 or $0.36 diluted earnings per share compared to net income of $141,000 and $0.21 diluted earnings per share for the same period during 2001.  For the six month ended June 30, 2002 the company reported net income of $370,000 or $0.56 diluted earnings per share compared to net income of $286,000 and $0.44 diluted earnings per share for the same period during 2001.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference (the “interest rate spread’) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.   Net interest income was $2,336,000 for the six month ended June 30, 2002, compared to $2,072,000 for the quarter ended June 30, 2001 an increase of 12.7%.

The following table sets forth the components of net interest income, average earning assets and net interest margin (in thousands): Net interest margin is calculated by using net interest income divided by average earning assets.

	Three Months Ended June 30		Six Months Ended June 30,		Year Ended December 31,
	2002	2001	2002	2001	2001

Interest Income	$1,578	$1,801	$3,122	$3,657	$6,745
Interest Expense	382	767	786	1,585	2,858

Net Interest Income	$1,196	$1,034	$2,336	$2,072	$3,887

Average Earning Assets	$95,190	$94,284	$96,592	$91,260	$78,388
Net Interest Margin	5.03%	4.39%	4.84%	4.54%	4.96%

The 12.7% increase in net interest income for the first six months of 2002 as compared to the first six months of 2001 was primarily the result of the significant drop in interest expense.  The Company has experienced an increase in the net interest margin due to the decline in high interest rate deposits.

Provision for Loan Losses

Management of the Company believes that the allowance for loan losses is adequate.  The Company has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner.  The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses.  This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio.  Classified loans are reviewed individually to estimate the amount of probable losses that needs to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The Company made a $80,000 contribution to the allowance for loan losses for the six months ended June 30, 2002 compared to $63,000 for the same period in 2001.  Management believes that the allowance, which equals 1.14% of total loans at June 30, 2002, is adequate to cover future losses.  The allowance for loan losses at December 31, 2001 was 1.1% of total loans.

Changes in the allowance for loan losses for the three months ended and the six months ended June 30, 2002 and 2001 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Allowance, Beginning of Period	$875	$725	$850	$700
Provision for Loan Losses	60	38	80	63
Loans Charged Off — net of Recoveries	5	(13)	10	(13)

Allowance, End of Period	$940	$750	$940	$750

Noninterest Income

Noninterest income represents deposit account service charges and other types of non-loan related fee income.  Noninterest income for the three months ended June 30, 2002 totaled $348,000 compared to $146,000 for the same period in 2001 a 138.36% increase. Noninterest income for the six months ended June 30, 2002 totaled $459,000 compared to $266,000 for the same period in 2001 a 72.5% increase. This increase is primarily due to the realized gains on the sale of investment securities and realized gains on the sale of the guaranteed portion of SBA loans.

Noninterest Expense

Noninterest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended June 30, 2002 totaled $1,052,000 compared to $898,000 for the same period in 2001 a 17.1% increase. Noninterest expense for the six months ended June 30, 2002 totaled $2,044,000 compared to $1,782,000 for the same period in 2001 a 14.7% increase. This increase is primarily due to the opening of a government guaranteed lending department specializing in Small Business Administration lending programs during the latter part of 2000 and the overall expansion of the customer base.

Income Taxes

The Company recorded a $198,000 tax provision for the three months ended June 30, 2002 compared to $103,000 during the same period in 2001.  The six months ended tax provision was $301,000 compared to $207,000 or the same period in 2001.  The Company is fully taxable on its earnings in 2001.

Financial Condition

Total assets as of June 30, 2002 decreased .66% to $103.9 million in comparison to total assets of $104.6 million as of December 31, 2001.  Total assets increased by 0.7 million or 0.7% to 103.9 million as of June 30, 2002, compared to  $103.2 million at June 30, 2001.  Management has restricted growth of the company to maintain well-capitalized capital ratios.

Asset Quality

Asset quality has remained excellent at the Company.  As of June 30, 2001, December 31, 2001 and June 30, 2002 the Company had no loans on nonaccrual or loans 90 day past due and still accruing.  The Bank has had no OREO during 2000 or 2001.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk is to ensure the safety and soundness of the Bank and it’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the shareholders.

Shareholders equity at June 30, 2002 was $7.5 million, an increase of  $.4 million over $ 7.1 million at December 31, 2001.  Shareholders equity increased primarily from net income of  $370,000.

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

Coast Bancorp maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios are as follows:

	Minimum Requirements	Well Capitalized	Six Months Ended June 30, 2002	December 31, 2001
Total risk-based capital ratio	8.00%	10.00%	10.51%	10.48%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.39%	9.41%
Tier 1 leverage capital ratio	4.00%	5.00%	7.53%	7.15%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments, which would severely impair liquidity.  For the six months ended June 30, 2002 the bank has a loan to deposit ratio of 81.9% and total investments to assets of 14.72%.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

                Not applicable.

ITEM 2 — CHANGES IN SECURITIES

                Not applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           Coast Bancorp’s  2002 Annual Meeting of Shareholders was held on May 22, 2002 (the “Meeting”).  The  Meeting involved the following proposals:

1.     To elect eleven (11) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.     To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2002 fiscal year; and

(b)           Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition management’s nominees as listed in the proxy statement, and all such nominees were elected.

On Proposal No. 2 to approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2002 fiscal year, 490,140 shares voted in favor of approval, 0 shares voted against approval, 5,550 shares abstained, and there were 0 broker non-votes.  Accordingly, Proposal No. 2 was passed by the shareholders.

(c)           There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

.

ITEM 5 — OTHER INFORMATION

On  May 29, 2002, the Company filed Registration Statement No. 333-89342 on Form SB-2 with the Securities and Exchange Commission. The Registration Statement related to new shares of the Company’s common stock issuable to the public for an aggregate consideration of up to $3,000,000. By letter dated August 12, 2002, the registration statement was withdrawn before being declared effective. No securities were sold in connection with the offering.

ITEM 6 — EXHIBITS AND REPORTS OF FORM 8-K

A)          Exhibits

EXHIBIT 99.1 — CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

EXHIBIT 99.2 - — CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	August 13, 2002	/s/ Jack Wauchope
Jack Wauchope
Chief Executive Officer
[Principal Executive Officer]

Date:	August 13, 2002	/s/ Thomas Sherman
Thomas Sherman
President and Chief Financial Officer
[Principal Financial Officer]