Form 10QSB/A
period 2002-06-30
COAST BANCORP/CA
filed 2002-08-14
CIK 1141575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

(Check one)

yes: ☐  no: ☒

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Statement of Financial Condition (unaudited)

(in thousands)	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$5,250	$3,899
Federal funds sold	6,005	8,650
TOTAL CASH AND CASH EQUIVALENTS	11,255	12,549
Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	8,179	11,264
TOTAL INVESTMENT SECURITIES	8,179	11,264
Loans:
Commercial	14,246	15,061
Real estate — construction	5,471	5,738
Real estate — other	33,821	31,064
Consumer	25,835	25,055
TOTAL LOANS	79,373	76,918
Net deferred loan fees	(293)	(274)
Allowance for credit losses	(940)	(850)
NET LOANS	78,140	75,794
Premises and equipment	5,113	3,894
Deferred taxes	192	213
Federal reserve bank stock, at cost	202	189
Other assets	786	724
TOTAL ASSETS	$103,867	$104,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$26,774	$24,831
Money market and NOW	26,494	29,958
Savings	5,145	4,610
Time deposits of $100,000 or more	20,704	20,932
Other time deposits	16,342	16,195
TOTAL DEPOSITS	95,459	96,526
Notes payable	730	735
Other liabilities	161	210
TOTAL LIABILITIES	96,350	97,471

Stockholders’ equity
Preferred stock — 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 632,400 in 2002 and 632,400 in 2001	6,324	6,324
Retained earnings	1,102	732
Accumulated other comprehensive income — net unrealized (losses) gains on available-for-sale securities	91	100
TOTAL STOCKHOLDERS’ EQUITY	7,517	7,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,867	$104,627

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

	Three Months Ended June 30		Six Months Ended June 30,		Year Ended December 31,
	2002	2001	2002	2001	2001

Interest Income	$1,578	$1,801	$3,122	$3,657	$7,084
Interest Expense	382	767	786	1,585	2,773

Net Interest Income	$1,196	$1,034	$2,336	$2,072	$4,331

Average Earning Assets	$95,190	$94,284	$96,592	$91,260	$93,823
Net Interest Margin	5.03%	4.39%	4.84%	4.54%	4.59%

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

Asset Quality

Asset quality has remained excellent at the Company.  As of December 31, 2001 the Company had $55,000 on nonaccrual.  This amount represents the guaranteed portion of a U.S. Small Business administration loan awaiting buy back. As of June 30, 2001 and June 30, 2002 the Company had no loans on nonaccrual or loans 90 day past due and still accruing.  The Bank has had no OREO during 2000 or 2001.

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

ITEM 6 — EXHIBITS AND REPORTS OF FORM 8-K

A)          Exhibits

EXHIBIT 99.1 — CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

EXHIBIT 99.2 - — CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	August 14, 2002	/s/ Jack Wauchope
Jack Wauchope
Chief Executive Officer
[Principal Executive Officer]

Date:	August 14, 2002	/s/ Thomas Sherman
Thomas Sherman
Chief Financial Officer
[Principal Financial Officer]