Form 10QSB
period 2002-09-30
COAST BANCORP/CA
filed 2002-11-15
CIK 1141575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common Stock – As of November 1, 2002, there were 632,400 shares of the issuer’s common stock outstanding.

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

Overview
Net Interest Income
Provision for Loan Losses
Noninterest Income
Noninterest Expense
Income Taxes
Financial Condition
Asset Quality
Capital
Liquidity

Item 3 –	Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Item 2 – Changes in Securities and Use of Proceeds
Item 3 – Defaults Upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits and Reports of Form 8-K

SIGNATURES

CERTIFICATIONS

COAST BANCORP & Subsidiary

Consolidated Balance Sheet (Unaudited)

	September 2002	December 2001
ASSETS

Cash and due from banks	$5,555	$3,899
Federal funds sold	13,790	8,650
TOTAL CASH AND CASH EQUIVALENTS	19,345	12,549
Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	6,178	11,264
TOTAL INVESTMENT SECURITIES	6,178	11,264
Loans:
Commercial	15,416	15,061
Real estate - construction	5,182	5,738
Real estate - other	35,556	31,064
Consumer	25,048	25,055
TOTAL LOANS	81,202	76,918
Net deferred loan fees	(300)	(274)
Allowance for credit losses	(970)	(850)
NET LOANS	79,932	75,794
Premises and equipment	5,688	3,894
Deferred taxes	324	213
Federal reserve bank stock, at cost	202	189
Other assets	1,026	724
TOTAL ASSETS	$112,695	$104,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$27,068	$24,831
Money market and NOW	27,903	29,958
Savings	4,473	4,610
Time deposits of $100,000 or more	21,662	20,932
Other time deposits	17,878	16,195
TOTAL DEPOSITS	98,984	96,526
Notes payable	725	735
Trust Preferred Securities	5,000	—
Other liabilities	250	210
TOTAL LIABILITIES	104,959	97,471
Commitments and contingencies - Note #4 and #11
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 632,400 in 2002 and 632,400 in 2001	6,324	6,324
Retained earnings (deficit)	1,318	732
Accumulated other comprehensive income - net unrealized (losses) gains on available-for-sale securities	94	100
TOTAL STOCKHOLDERS’ EQUITY	7,736	7,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,695	$104,627

The accompanying notes are an intregal part of these consolidated financial statements

COAST BANCORP & Subsidiary

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$1,534	$1,523	$4,410	$4,504
Interest on taxable securities	76	195	261	624
Interest on federal funds sold	24	66	79	307
Other interest income	3	—	9	6

Total interest income	1,637	1,784	4,759	5,441

Interest expense:
Interest on money market and NOW accounts	82	211	256	693
Interest on savings deposits	14	26	43	76
Interest on time deposits	270	434	833	1,476
Interest on other borrowings	13	21	33	32
Total Interest Expense	379	692	1,165	2,277

Net interest income	1,258	1,092	3,594	3,164
Provision for loan losses	36	51	116	114

Net interest income after provision for loan losses	1,222	1,041	3,478	3,050

Noninterest Income:
Service charges on deposit accounts and other	57	56	162	247
Gain on sale of Loans and Leases	119		377
Gain on sale of securities	39	20	135	95
Total noninterest income	215	76	674	342

Noninterest Expense:
Salaries and benefits	579	493	1,691	1,427
Net occupancy expense (net of rental income)	80	55	222	143
Equipment expense	47	47	146	133
Other expense	413	255	1,104	929

Total noninterest expense	1,119	850	3,163	2,632

Income before taxes	318	267	989	760
Income taxes	102	120	403	327
Net income	$216	$147	$586	$433

Earnings per share - Basic	$0.34	$0.23	$0.93	$0.68
Earnings per share - Diluted	$0.33	$0.22	$0.89	$0.66

The accompanying notes are an intregal part of these consolidated financial statements

COAST BANCORP & Subsidiary

Statement of changes in Shareholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock		Comprehensive Income	Retained Earnings	Other Comprehensive Income	Total
	Number of Shares	Amount
Balance at January 1, 2001	627,000	$6,270		$116	$(22)	6,364
Exercise of stock options	5,400	54				54
Cash dividends				(32)		(32)
Comprehensive Income
Net income			$648	648		648
Unrealized gain on securities available for sale			178		178	178
Reclassification adjustment for gain on Sale of investment securities included in net income			(56)		(56)	(56)
Total comprehensive income			$770

Balance at December 31, 2001	632,400	6,324		732	100	7,156
Exercise of stock options						—
Cash dividends						—
Comprehensive Income
Net income			$586	586		586
Unrealized loss. on securities available for sale			74		74	74
Reclassification adjustment for gain on Sale of investment securities included in net income			(80)		(80)	(80)
Total comprehensive income			$580

Balance at September 30, 2002	632,400	$6,324		$1,318	$94	$7,736

The accompanying notes are an intregal part of these consolidated financial statements

COAST BANCORP & Subsidiary

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2002	2001
Operating activities
Net income	$586	$433
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	158	149
Provision for loan losses	116	114
Realized gain on investment securities	(135)	(95)
Other items - net	(337)	635
Net cash provided by operating activities	388	1,236

Investing activities
Change in interest-bearing deposits	—	200
Proceeds from sale of investment securities	6,191	10,548
Maturities of investment securities	1,000	9,444
Purchase of investment securities	(2,012)	(13,594)
Net change in loans	(4,254)	(14,586)
Increase in Federal Reserve Bank Stock	(13)	(17)
Purchase of premises and equipment	(1,952)	(233)
Net cash provided (used) by investing activities	(1,040)	(8,238)

Financing activities
Increase in deposits	2,458	6,389
Proceeds from trust preferred securities	5,000	—
Principal payments	(10)	—
Proceeds from exercise of Options	—	42
Net cash provided by financing actvities	7,448	6,431

Increase in cash and cash equivalents	6,796	(571)

Cash and cash equivalents at beginning of period	12,549	9,543

Cash and cash equivalents at end of period	$19,345	$8,972

The accompanying notes are an intregal part of these consolidated financial statements

Note 1 - Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2001 filed on Form 10-KSB.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and nine month period ended September 30, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	Shares	Shares	Shares	Shares
Used in Basic EPS	632,400	631,200	632,400	630,519
Dilutive Effect of Outstanding Stock Options	24,432	22,908	25,572	20,292
Earnings per share - Basic	656,832	654,108	657,972	650,811

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities and Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

On June 1, 2001 Coast Bancorp acquired all of the outstanding shares of Coast National Bank’s common stock in a non-cash transaction.  Coast Bancorp has no material business activity other than the involvement in Coast National Bank.

Coast National Bank commenced operations June 16, 1997 with two offices and $6,250,000.00 in capital.  All shares sold and issued were of one class.  In June 1998 the Morro Bay branch was opened, expanding our customer base and service area.  In June 1999 the Los Osos branch was also opened to further serve the needs of the residents of the North Coast.  A government-guaranteed lending center was established in July 2000 in San Luis Obispo. In July 2002 a loan production office was opened in Santa Maria.  Coast National Bank anticipates being able to satisfy its cash requirements, near term, with continuing deposit growth.

On September 26, 2002, the Company completed its offering of trust preferred securities in the amount of $5.0 million.  The securities were issued by a special purpose trust formed by the Company and were sold to a pooled investment vehicle sponsored by Keefe, Bruyette & Woods and FTN Financial, in a private transaction.  The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the "Act"), and have not been registered under the Act.  FTN Financial assisted the Company in the placement of the trust preferred securities.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The $5.0 million in trust preferred securities have a floating rate of interest, which is reset quarterly, equal to the 3-month LIBOR plus 3.40%.  The floating rate, however, may not exceed 11.95% for the first five years.  The $5.0 million accounts for approximately 62% of the Company's asset growth for the nine-month period ending September 30, 2002.

The Company is reflecting the trust preferred securities as financing debt on its consolidated balance sheet.

If the Company elects to defer interest payments pursuant to the terms of the agreement, then the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Company's capital stock, or (ii) make any payment of principal or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Company that rank pari passu with or junior in interest to the debt securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock.  The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

Immediately following the completion of the trust preferred offering, the Company down-streamed $3.6 million to the Bank in the form of Tier I capital where it will finance future growth.

Critical Accounting Policies

In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.  The Company’s determination of the adequacy of its allowance for loan losses is particularly susceptible to management’s judgment and estimates. For further information, see the section titled "Provision and Allowance for Loan Losses."

Overview

For the three months ended September 30, 2002 the Company reported net income of $216,000 or $0.33 diluted earnings per share compared to net income of $147,000 or $0.22 diluted earnings per share for the same period during 2001.  For the nine month ended September 30, 2002 the company reported net income of $586,000 or $0.89 diluted earnings per share compared to net income of $433,000 or $0.66 diluted earnings per share for the same period during 2001.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (the “interest rate spread”).  Net interest income was $3,594,000 for the nine month ended September 30, 2002, compared to $3,164,000 for the nine months ended September 30, 2001 an increase of 13.6%.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2002	2001	2002	2001	2001

Interest Income	1,637	1,784	4,759	5,441	7,084
Interest Expense	379	692	1,165	2,277	2,773

Net Interest Income	1,258	1,092	3,594	3,164	4,311

Average Earning Assets	95,300	92,099	96,161	92,828	93,823
Net Interest Margin	5.28%	4.74%	4.98%	4.54%	4.59%

The 13.6% increase in net interest income for the first nine months of 2002 was primarily the result of the significant growth in interest-earning assets generated by the Bank’s branches.  The Company also experienced an increase in the net interest margin due to the decline of high interest rate deposits. For the nine months ended September 30, 2002 net interest expense was $1,165,000 compared to $2,277,000 for the nine months ended September 2001 a decrease of 48.8%.

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

The Company made a $116,000 contribution to the allowance for loan losses for the nine months ended September 30, 2002 compared to $114,000 for the same period in 2001.  Management believes that the allowance, which equals 1.19% of net loans at September 30, 2002, is adequate to cover future losses.  The allowance for loan losses at December 31, 2001 was also 1.11% of total loans.

Changes in the allowance for loan losses for the three months ended and the nine months ended September 30, 2002 and 2001 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Allowance, Beginning of Period	$940	$750	$850	$700
Provision for Loan Losses	36	50	116	114
Loans Charged Off - net of Recoveries	(6)	—	4	(14)

Allowance, End of Period	$970	$800	$970	$800

Noninterest Income

Noninterest income represents deposit account service charges and other types of fee income.  Noninterest income for the three months ended September 30, 2002 totaled $215,000 compared to $76,000 for the same period in 2001 a 182.9% increase. Noninterest income for the nine months ended September 30, 2001 totaled $674,000 compared to $342,000 for the same period in 2001 a 97.1% increase. This increase is primarily due to realized gains and servicing income from the sale of the guaranteed portion of government guaranteed loans. The gain on sale of loan and leases for the nine months September 30, 2002 was $377,000 compared to $0 gains for the nine months ended September 30, 2001.  Additionally the gain on sale of securities for the nine months ended September 30, 2002 was $135M a 42.8% increase over the same period in 2001.

Noninterest Expense

Noninterest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended September 30, 2002 totaled $1,119,000 compared to $850,000 for the same period in 2001 a 31.6% increase. Noninterest expense for the nine months ended September 30, 2002 totaled $3,163,000 compared to $2,632,000 for the same period in 2001 a 17.0% increase. This increase is primarily due to the opening of a government guaranteed lending department specializing in Small Business Administration lending programs during the latter part of 2000 and the overall expansion of the customer base.

Income Taxes

The Company recorded a $102,000 tax provision for the three months ended September 30, 2002 compared to $120,000 during the same period in 2001.  The nine months ended tax provision was $403,000 compared to $327,000 or the same period in 2001.

Financial Condition

As of September 30, 2002, total consolidated assets of Coast Bancorp were $112.7 million compared to $104.6 million as of December 31, 2001.  This represents an increase of $8.1 million, or 7.74%.  The components of this increase can be attributed to the completion of a trust preferred offering ($5.0 million), growth in deposits ($2.5 million) and retained earnings ($.6 million).  Over the last several quarters, management has consciously restricted growth in order to maintain well-capitalized regulatory ratios.  With the completion of the trust preferred offering, the Company is now well-positioned to finance future asset growth.

The Company reported net income for the nine months ended September 30, 2002 of $586,000 compared to $433,000 for the same period in 2001.  This represents an increase of $153,000, or 35.33%.

Net income for the three months ending September 30, 2002 was $216,000 compared to $147,000 for the same period in 2001.  This represents an increase of $69,000, or 46.94%.

The increase in year-to-date earnings can be pegged to two primary events.  First, the Bank was able to improve its net interest margin during a very challenging interest rate environment.  For reference, the Bank's net interest margin improved from 4.59% at December 31, 2001 to 5.28% at September 30, 2002.  Second, year-to-date earnings were enhanced as a result of increased servicing income and loan sales activity derived through the Bank's government guaranteed lending center.

Asset Quality

As of September 30, 2002 the Bank has no loans on nonaccrual and no loans 90 day past due and still accruing.  The Bank has had no OREO during 2001 or 2002.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk to ensure the safety and soundness of the Bank and it’s capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the shareholders.

Shareholders equity at September 30, 2002 was $7.7 million, an increase of  $.6 million over $ 7.1 million at December 31, 2001 Shareholders equity increased primarily from net income of  $586,000.

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

Coast Bancorp maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios are as follows:

	Regulatory Standard		Coast National Bank	Coast Bancorp
	Adequately Capitalized	Well Capitalized	As of September 30, 2002	As of September 30, 2002

Leverage Ratio	4.00%	5.00%	10.96%	9.52%
Tier 1 Capital	4.00%	6.00%	13.34%	11.62%
Total Capital	8.00%	10.00%	14.45%	12.72%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments, which would severely impair liquidity.  For the nine months ended September 30, 2002 the bank had a loan to deposit ratio of 80.7% and total investments to assets of 17.7%.

Item 3. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not Applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 26, 2002, Coast Bancorp Statutory Trust I (Trust), a Connecticut statutory business trust and wholly-owned subsidiary of Coast Bancorp, issued $5 million in floating rate Cumulative Trust Preferred Securities (Securities) to Preferred Term Securities, VII Ltd., a limited liability company. The Securities bear a rate of Libor plus 3.40% and have an initial interest rate of 5.220%; the Securities will mature on September 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.  The principal asset of the trust is a $5,155,000.00 floating rate subordinated debenture of the Company.  The subordinated debenture bears an initial interest rate of 5.22%, and matures September 26, 2032 subject to earlier redemption under certain circumstances. Coast owns all the common securities of the Trust.

The Securities, the subordinated debentures, and the common securities issued by the Trust are redeemable in whole or in part on or after September 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events.  The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company’s common stock or debt securities that rank junior to the subordinated debentures.

The debenture and the guarantee were issued pursuant to the exception from registration provided by section 4 (2) of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.     OTHER INFORMATION

Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) An index of exhibits begins on page 17.

(b) On November 4, 2002 the Company filed a Current Report on Form 8-K, reporting that on October 30, 2002, Coast Bancorp issued a press release announcing the declaration of a $0.075 per share cash dividend.  A copy of the press release is attached to this Current Report as Exhibit 99.1 and incorporated into this report by reference.

(c) On October 1, 2002, the Company filed a Current Report on Form 8-K, reporting that on September 27, 2002, Coast Bancorp issued a press release announcing the completion of its  $5 million participation in a trust preferred pooled investment.

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	November 14, 2002	/s/ Jack Wauchope
Jack Wauchope
Chief Executive Officer [Principal Executive Officer]

Date:	November 14, 2002	/s/ Thomas Sherman
Thomas Sherman
Chief Financial Officer [Principal Financial Officer]

CERTIFICATION

I, Jack C. Wauchope, certify that:

1.	I have reviewed this quarterly report on form 10-QSB of Coast Bancorp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly period.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or if other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	BY:	/s/ Jack Wauchope
Jack C. Wauchope
Chairman & CEO Principal Executive Officer

CERTIFICATION

I,	Thomas Sherman, certify that:

1.	I have reviewed this quarterly report on form 10-QSB of Coast Bancorp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly period.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or if other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	BY	/s/ Thomas Sherman
Thomas Sherman
President & Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

11	Statement re: computation of per share earnings is included in Note 2 to the unaudited condensed consolidated financial statements of Registrant.

99.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350