Form 10QSB/A
period 2002-09-30
COAST BANCORP/CA
filed 2002-12-02
CIK 1141575

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

Common Stock — As of November 1, 2002, there were 632,400 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format

(Check one)

yes: ☐   no: ☒

PART II - OTHER INFORMATION

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

Date: December 2, 2002
/s/ Jack Wauchope
Jack Wauchope
Chief Executive Officer
[Principal Executive Officer]

Date: December 2, 2002
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

Date: December 2, 2002	BY:	/s/ Jack C. Wauchope
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

Date: December 2, 2002	BY	/s/ Thomas Sherman
Thomas Sherman
President & Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

11	Statement re: computation of per share earnings is included in Note 2 to the unaudited condensed consolidated financial statements of Registrant. (Previously filed)

99.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350