Form 10KSB
period 2002-12-31
COAST BANCORP/CA
filed 2003-03-28
CIK 1141575

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 000-32827

COAST BANCORP
(Exact name of Registration as Specified in its Charter)

California	77-0567091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
500 Marsh Street, San Luis Obispo, CA	93401
(Address of principal executive offices)	(Zip Code)
(805) 541-0400
(Registrant's telephone number, including area code)
553-B Higuera Street, San Luis Obispo, CA 93401
(Former name, former address and former fiscal year, if changes since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Registrant's revenues for fiscal year ended December 31, 2002 were $7,381,000.

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 14, 2003: $10,607,775.

        Number of registrant's shares of Common Stock outstanding as of March 14, 2003 was 633,300.

Documents incorporated by reference:    None

Transitional Small Business disclosure Format (check one):
Yes ☐    No ☒

FORWARD LOOKING STATEMENTS

        CERTAIN STATEMENTS WITHIN THIS ANNUAL REPORT ON FORM 10-KSB INCLUDE FORWARD LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VIOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS; AND CHANGES IN THE SECURITIES MARKETS.

        THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF COAST BANCORP AND COAST NATIONAL BANK.

        MOREOVER, WHEREVER PHRASES SUCH AS SIMILAR TO, "IN MANAGEMENT'S OPINION", "MANAGEMENT BELIEVES", OR "MANAGEMENT CONSIDERS" ARE USED, SUCH STATEMENTS ARE AS OF, AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

PART I

Item 1. Description of Business

Coast Bancorp

        Coast Bancorp (the "Bancorp" or "Coast Bancorp"), headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001. Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization. In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp. Coast Bancorp is operated through a two-tiered corporate structure. At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank. As of the date of this Form 10-KSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical. Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.

Coast National Bank

        Coast National Bank (the "Bank") was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank. The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital. The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California. Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California. In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California.

        When the Bank opened for business in June 1997, it purchased the real estate and building that housed the Arroyo Grande branch office. On October 14, 1999, the Bank purchased an adjacent lot next to the San Luis Obispo main office on Marsh Street. A few months later on February 1, 2000, the Bank also purchased the contiguous property and building that was home to the San Luis Obispo main office at 486 Marsh Street. Construction of a new head office building on the adjacent lot began on October 11, 2001 and was completed on November 25, 2002. The new main office, located at 500 Marsh Street is approximately 10,700 square feet with the San Luis Obispo branch operation occupying the ground floor and the administrative offices occupying the second floor. The original main office at 486 Marsh Street now houses the Bank's Government Guaranteed Lending Center and the Bank's Note Department.

        On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch. The purpose for this acquisition was the eventual construction and relocation of the Morro Bay branch to a larger facility with a drive-through lane.

        As of December 31, 2002, the Bank had a total of 54 employees. A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours. On a full-time equivalent basis, employees represent 44 positions. The Bank values its employees and feels that it enjoys satisfactory relations with them. They are actively engaged individually and as a team in contributing to the Bank's realization of its vision and mission.

        The Bank faces competition in the market area for all of its banking products from branches of most of the major California money center banks, other community banks, savings & loans and credit unions. The Bank also faces competition for some of our deposit products from large securities firms.

The Bank's primary market focus is to provide commercial bank services to businesses, professionals, and individuals. The Bank emphasizes the development of meaningful customer relationships and a high level of service. Its employees are well-trained banking professionals who are committed to these objectives.

Deposits, Liquidity and Liability Management

        Deposits represent the Bank's primary source of funds. As of December 31, 2002, the Bank had approximately $26.5 million in non-interest bearing deposit accounts. Also as of that date, the Bank had approximately $29.6 million in interest bearing deposit accounts, $5.9 million in savings accounts and $45.9 million in time certificates of deposits. Of the total time certificates of deposits, approximately $28.3 million were in amounts of $100,000 or more, or 61.7% of all time certificates and 26.2% of all deposits. Most of the Bank's deposits are obtained from individuals, professionals and small and medium sized businesses. A material portion of the Bank's deposits has not been obtained from a single person or a few persons.

        Deposit products include regular checking accounts, savings accounts, certificates of deposit, money-market accounts and IRA accounts. The Bank offers an ATM/ debit card as well as a VISA credit card as part of its retail banking services.

        In order to attract loan and deposit business, the Bank maintains lobby hours from 9:00 a.m. to 4:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Fridays. Walk-up window service is also available at the San Luis Obispo office beginning at 8:00 a.m. until 9:00 a.m. and again from 4:00 p.m. until 6:00 p.m., Monday through Friday. Drive-through service is available at the Arroyo Grande office beginning at 8:00 a.m. until 6:00 p.m., Monday through Friday. The Bank also provides 24-hour automated teller service at all of its branch locations.

        Liquidity is the Bank's ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 2002, Fed Funds Sold averaged $8.5 million representing 7.8% of average assets. In addition, the Bank maintains Federal Funds lines of $3.0 million with major correspondents, subject to customary terms for such arrangements. The Bank has also been approved for membership in the Federal Home Loan Bank of San Francisco (FHLBSF). As of December 31, 2002, the Bank had the capability of borrowing in excess of $28 million from the FHLBSF, subject to customary terms for such arrangements. At December 31, 2002, the Bank had no borrowings under its Federal Funds lines or from the FHLBSF. Also at December 31, 2002, the Bank's internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was within the Bank's policy guidelines.

Lending Activities, Underwriting and Credit Administration

        The lending activities of Coast National Bank are guided by the lending policies established by the Bank's Board of Directors. The loan policy is managed through periodic reviews and approved annually by the Board. The Bank's Loan Committee is made up of all members of the Bank's Board of Directors.

        The Bank considers its underwriting practices to be conservative in nature. Each loan must meet minimum underwriting criteria established in the Bank's loan policy. Lending authority is granted to lending officers of the Bank on a limited basis, dependent upon individual knowledge and experience. Loan requests exceeding individual officer approval limits are approved by the Board Loan Committee. The Board meets weekly in order to provide timely responses to the Bank's clients. Concerning matters of credit administration oversight, the Board's Audit Committee also schedules the services of an outside loan review firm on a bi-monthly basis to monitor the quality of all loans originated by the Bank's lending officers.

        No material portion of the Bank's loans are concentrated within a single industry or group of related industries. However, as of December 31, 2002 and 2001, 58.8% and 47.8%, respectively, of total loans are secured by real estate. The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates.

        The Bank concentrates its lending activities in the following areas:

        Commercial Loans.    The Bank provides financial services to diverse commercial and professional businesses in its primary service areas. Commercial loans consist primarily of short term loans (normally with a maturity of one year or less) for working capital and business expansion. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a variable rate tied to the prime rate as quoted in the Wall Street Journal.

        The Bank also participates in several government-guaranteed loan programs administered by the Small Business Administration (SBA). These programs include the 7-A program, the Low-Doc program, the Cap-Line program, the Builder Cap-Line program and the Express program. The SBA's 7-A program presently constitutes the largest volume of government guaranteed lending engaged in by the Bank and is primarily used for the financing of real estate, equipment, inventory and working capital needs of eligible businesses, generally over a seven-to-twenty five year term. The government guarantees extended by the SBA to the Bank in conjunction with these transactions substantially reduces the Bank's credit risk. Based upon the Bank's expertise in this type of lending, the SBA designated the Bank as a Preferred Lender in September 2001. Under the SBA's Preferred Lender program, the Bank enjoys a significant degree of delegated approval authority which in turn allows the Bank to process customer loan requests more quickly. This Preferred Lender authority covers loan transactions originated by the Bank in the geographic areas defined by the SBA as their Fresno district (which serves the counties of Alpine, Fresno, Inyo, Kern, Kings, Madera, Mariposa, Merced, Mono, Monterey, San Benito, San Luis Obispo, Stanislaus, Tulare and Tuolumne) and the Los Angeles district (which serves Los Angeles County, Santa Barbara County and Ventura County).

        Real Estate Construction and Development Loans.    The Bank's real estate construction loan activity has always focused on providing short-term (maturity of one year or less) loans to individuals and developers with whom the Bank has established relationships, primarily for the construction of single family residences in the Bank's service area.

        Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower, when applicable. The economic viability of the project and the borrower's credit-worthiness are primary considerations in the loan underwriting decision. The Bank utilizes independent local real estate appraisers that have been pre-approved by the Bank's Loan Committee to evaluate the projects. Loan-to-value ratios generally do not exceed 80% of the appraised value of the property. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

        The Bank also occasionally makes land loans to individuals who intend to construct a single-family residence on a residential parcel, generally within 24 months. In addition, the Bank makes commercial real estate construction loans to qualified applicants with adequate liquidity for the construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and require guarantees of the borrowers.

        Commercial Real Estate Term Loans.    The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the property is either used by the owner for business purposes (owner-user properties) or has income derived from tenants (investment properties). The Bank's loan policies require the principal balance of the loan to be no more than 75% of the stabilized appraised value of the underlying real estate collateral, with a minimum 1.25% debt service coverage ratio. The loans, which are typically secured by first trust deeds, generally have terms of no more than ten years and are amortized over 25 to 30 years. Some of these loans have fixed rates but most have variable rates that are tied to an independent index such as the Wall Street Journal prime rate or the Federal Home Loan Bank's Eleventh District cost of funds index.

        Consumer and Other Loans.    The Bank's consumer and other loan portfolio is divided between installment loans secured by automobiles, personal loans, other consumer purposes and revolving, unsecured consumer debt such as credit card lines of credit and overdraft lines of credit. Installment loans tend to be fixed rate and longer term (one-to-five year maturity). The Bank's portfolio of revolving credit plans tend to be small in size and meant to be an accommodation to our customers.

Employees

        As of December 31, 2002, we employed 44 full-time equivalent employees. Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank's realization of its vision and mission. We believe that we enjoy satisfactory relations with our employees.

Competition

        The Bank competes for both loans and deposits with other commercial banks, savings & loan associations, credit unions and other entities, both governmental and corporate, which raise operating capital through the issuance of debt securities. With regard to loans, the Bank competes with other commercial banks, savings & loan associations, consumer finance companies, mortgage companies, credit unions and other lending institutions.

        The Bank relies substantially on local promotional activity, personal contacts by its officers, directors and employees, referrals by its shareholders, personalized service and its reputation in the community it serves to compete effectively.

        As of June 30, 2002 (the most recent date for which such information is available), the Bank's service area contained fourteen (14) commercial banks and thrifts having seventy (70) branch offices. These offices controlled over $3.35 billion in deposits. There were also eight (8) credit unions in the service area that control over $618 million in deposits. The Bank's primary service area is oriented towards business and professional people.

        The banking business in California generally, and in the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Such banks offer certain services such as international banking which are not offered directly by the Bank but which the Bank has offered indirectly through correspondent institutions when its customers sought these services. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are limited to a percentage of a bank's total capital accounts plus reserves for loan losses.) As of December 31, 2002, the Bank's loan limits to individual customers were $1,949,870 for unsecured loans and $3,249,783 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank's lending limits, the Bank may, in the future, make such loans on a participation basis with its correspondent banks taking the amount of loans in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

Recent Events

        On September 26, 2002, the Bancorp completed its offering of trust preferred securities ("TPS") in the amount of $5.0 million. This action was taken because under current Federal Reserve guidelines, TPS qualify as regulatory capital for the Bancorp. More specifically, under current Federal Reserve guidelines, TPS qualify as capital up to 25% of the Bancorp's total Tier 1 Capital, with the remainder qualifying as Tier 2 Capital. The Bancorp is reflecting the trust preferred securities as financing debt on its consolidated balance sheet.

        The securities were issued by a special purpose trust formed by the Bancorp and were sold to a pooled investment vehicle sponsored by Keefe, Bruyette & Woods and FTN Financial, in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the "Act"), and have not been registered under the Act. FTN Financial assisted the Bancorp in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        The $5.0 million in trust preferred securities have a floating rate of interest, which is reset quarterly, equal to the 3-month LIBOR plus 3.40%. As of December 31, 2002, the floating rate of interest was 4.80%. The floating rate, however, may not exceed 11.95% for the first five years. The $5.0 million accounts for approximately 29% of the Bancorp's asset growth for the twelve-month period ending December 31, 2002.

        If the Bancorp elects to defer interest payments pursuant to the terms of the agreement, then the Bancorp may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Bancorp's capital stock, or (ii) make any payment of principal or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Bancorp that rank pari passu with or junior in interest to the debt securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock. The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

        Immediately following the completion of the trust preferred offering, the Bancorp down-streamed $3.6 million to the Bank in the form of Tier I capital where it will finance future deposit and asset growth.

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

Critical Accounting Policies

        Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. For example, the Company's determination of the adequacy of its allowance for loan losses is particularly susceptible to management's judgment and estimates. The following is a brief description of our current accounting policies involving significant management valuation judgments.

  Allowance for Loan Losses

        The allowance for loan losses represents management's best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management's assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans.

        Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

        Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

  Available for Sale Securities

        The fair value of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

  Deferred Tax Assets

        We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

        The regulations of those federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, requiring the maintenance of non-interest bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends and regulating bank expansion and bank activities and the maximum rates of interest allowed on certain deposits. The Bank also is subject to requirements and restrictions of various consumer laws and regulations.

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

Payment of Dividends

Coast Bancorp

        The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 2002, Coast Bancorp had no outstanding shares of preferred stock.

        As stated previously under Recent Events, it should be noted that the payment of dividends to shareholders by Coast Bancorp may be affected if the Bancorp elects to defer interest payments pursuant to the terms of the Trust Preferred Securities agreement that was entered into on September 26, 2002. If such an event occurs, then the Bancorp may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Bancorp's capital stock, or (ii) make any payment of principal or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Bancorp that rank pari passu with or junior in interest to the debt securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock. The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

        See also the section that follows titled "Part II—Item 5: Market for Common Equity and Related Stockholder Matters—Dividends".

        The principal sources of cash revenue to Coast Bancorp will be dividends and management fees received from Coast National Bank. The Bank's ability to make dividend payments to Coast Bancorp is subject to federal regulatory restrictions.

Coast National Bank

        The ability of the Bank to make dividend payments is subject to statutory and regulatory restrictions. After the first three years of operations, the Board of Directors of a national bank may declare the payment of dividends depending upon earnings, financial condition and cash needs of the Bank and general business conditions. A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. A national bank is further prohibited from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock or until 10% of the Bank's net profits of the preceding half-year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund. The approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

        In addition to the above requirements, guidelines adopted by the Comptroller set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the Bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to revise or develop a comprehensive capital plan. See "Capital Standards" below.

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

Capital Standards

        The Board of Governors, the Comptroller and other federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

        A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet item of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%. At least one-half of the qualifying capital must be in the form of Tier 1 capital.

        In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by the regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the Bank's risk-based capital ratio. The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital consistent with the level and nature of the risks to which they are exposed.

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

        Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an institution's issuer. The additional capital requirements apply effective January 1, 1998, to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

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

        Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank shall be maintained at levels which are higher than the minimum levels required by the guidelines. A national bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, the Bank is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses. The regulatory capital guidelines as well as the actual capitalization for the Bank and the company on a consolidated basis as of December 31, 2002 follow:

        Set forth below is the Bank and the company's risk based and leverage capital ratios as of December 31, 2002:

	Requirement		Actual
	Adequately Capitalized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	13.33%	14.13%
Tier 1 risk-based capital ratio	4.00%	6.00%	12.30%	10.63%
Tier 1 leverage capital ratio	4.00%	5.00%	10.18%	8.79%

Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory actions to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

        The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefit accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the circumstances and severity of an institution's noncompliance with one or more standards.

Premiums for Deposit Insurance

        Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

        The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996. Any increase in the assessments or the assessment rate could have a material adverse effect on the Bank's earnings, depending on the amount of the increase.

        The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on the Bancorp's condition since it would result in the revocation of the Bank's charter and the cessation of its operations as a going concern.

Extensions of Credit to Insiders and Transactions with Affiliates

        The Federal Reserve Act and FRB Regulation O, which are applicable to national banks, place limitations and conditions on loans or extensions of credit to: a bank's or bank holding company's executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities); any company controlled by such an executive officer, director or principal shareholder; or any political or campaign committee controlled by such an executive officer, director or principal shareholder.

        Loans extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to such persons exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the Bank.

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

Recent and Proposed Legislation

Sarbanes-Oxley Act

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

        Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

        The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

        Effective June 30, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Bancorp's chief executive officer and chief financial officer are each required to certify that Bancorp's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Bancorp's internal controls; they have made certain disclosures to Bancorp's auditors and the audit committee of the Board of Directors about Bancorp's internal controls; and they have included information in Bancorp's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Bancorp's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

USA PATRIOT Act

        In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

  •
  To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
  •
  To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
  •
  To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
  •
  To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

        Under the USA PATRIOT Act, financial institutions were given 180 days from enactment to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

  •
  The development of internal policies, procedures, and controls;
  •
  The designation of a compliance officer;
  •
  An ongoing employee training program; and
  •
  An independent audit function to test the programs.

        On November 22, 2002, the Board of Directors of the Bank adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that the Bank is currently in full compliance with the Act.

Financial Services Modernization Legislation

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminated many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area.

        The major provisions of the Gramm-Leach-Bliley Act are:

Financial Holding Companies and Financial Activities

        Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company.

        Activities permissible for financial subsidiaries of national banks include, but are not limited to, the following: (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

Securities Activities.

        Title II narrows the exemptions from the securities laws previously enjoyed by banks. The Board of Governors and the SEC continue to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company.

Insurance Activities

        Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions.

Privacy

        Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
  •
  annual notices of their privacy policies to current customers; and
  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

        Compliance with the rules is mandatory after July 1, 2001. The Bancorp and the Bank were in full compliance with the rules as of or prior to their respective effective dates.

Safeguarding Confidential Customer Information

        Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program.

        The Bank implemented a security program appropriate to its size and complexity and the nature and scope of its operations prior to the July 1, 2001 effective date of the regulatory guidelines, and since initial implementation has, as necessary, updated and improved that program.

Community Reinvestment Act Sunshine Requirements

        The federal banking agencies have adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. Neither the Bancorp nor the Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

        The Bancorp continues to evaluate the strategic opportunities presented by the broad powers granted to bank holding companies that elect to be treated as financial holding companies. In the event that the Bancorp determines that access to the broader powers of a financial holding company is in the best interests of the Bancorp, its shareholders and the Bank, the Bancorp will file the appropriate election with the Board of Governors.

        The Bancorp and the Bank intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective.

Fair Credit Reporting Act

        In 1970, the U. S. Congress the Fair Credit Reporting Act (the "FCRA") in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provision of the FCRA will terminate as of December 31, 2003. Termination of the preemption provisions could significantly impact the ability of the existing credit bureau system to continue operating.

        The Bank may incur additional costs, and be required to implement additional costly procedures and systems in the event that the preemption provisions of the FCRA terminate at the end of 2003, and California, or other states, adopts legislation that would have the effect of prohibiting the continued sharing of information such as that currently collected by credit bureaus throughout the United States. The likelihood of the FCRA preemption provisions terminating by their terms, and of the adoption of such restrictive provisions by state legislatures, cannot be estimated at this time.

Deposit Insurance Reform

        Both houses of the 108th Congress have among the bills it is to consider during the session a measure designed to make the administration of the deposit insurance system more efficient by merging the Bank Insurance Fund and the Savings Association Insurance Fund, and increasing the flexibility of the FDI Act with regard to the appropriate level of the resulting Deposit Insurance Fund, as established by the FDIC Board of Directors.

        On February 4, 2003, Representative Spencer Bachus of Alabama introduced bill H.R. 522, entitled the "Federal Deposit Insurance Reform Act of 2003". H.R. 522 incorporates a number of provisions requiring a merger of the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, increasing the coverage amount for deposit insurance, amending the procedure and considerations utilized by the Board of Directors of the FDIC in setting insurance assessment rates, replacing the fixed target for the size of the Bank Insurance Fund of 1.25 percent of estimated insured deposits to a range of not less than 1.15 and not more than 1.4 percent of estimate deposits, making technical changes to the manner in which the FDIC gathers information to assess the risk of future bank failures for use in analyzing the adequacy of the Bank Insurance Fund and other technical amendments regarding refunds, dividends and credits from the Deposit Insurance Fund. Finally, H.R. 522 directs the Comptroller General, the Board of Directors of the FDIC and the National Credit Union Administration Board variously to conduct a number of studies on issues including the utility of the prompt corrective provisions of the FDI Act as implemented by the federal banking agencies, the appropriateness of the organizational structure of the FDIC, and the feasibility of creating a system of private deposit insurance for amounts over the maximum public deposit insurance provided and the feasibility of converting to a voluntary or private deposit insurance system.

        On January 29, 2003, Senator Tim Johnson of South Dakota introduced S. 229, entitled "A bill for the merger of the bank and savings association deposit insurance funds, to modernize and improve the safety and fairness of the Federal deposit insurance system, and for other purposes." S. 229 also seeks to merge the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund, to increase the level of federal deposit insurance coverage generally to $130,000 per account, replacing the fixed target for the size of the Bank Insurance Fund of 1.25 percent of estimated insured deposits to a range of not less than 1.10 and not more than 1.5 percent of estimate deposits, inserting a requirement that the FDIC refund any overpaid assessment, and require studies, first by the Board of Directors of the FDIC and the National Credit Union Administration Board on the feasibility of increasing deposit insurance coverage for municipalities and other units of local government, the feasibility of creating a system of private deposit insurance for amounts over the maximum public deposit insurance provided, and of the feasibility of using actual deposits rather than estimated deposits in the calculation of the reserve ratio of the Deposit Insurance Fund.

        No assurance can be given as to the passage, or failure, of the House or Senate bills.

California Financial Information Privacy Act

        California Senate Bill 1, introduced on December 2, 2002, would enact the California Financial Information Privacy Act, which would require a financial institution to provide specific information to a consumer related to the sharing of that consumer's nonpublic personal information. The bill would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information. The bill defines "financial institution" in a manner, and the purpose statements included in the proposed legislation make clear, that the authors intend for national banks to be covered by this legislation. These provisions are more restrictive than the privacy provisions of the GLB Act, and would require the Bank to adopt new policies, procedures and disclosure documentation if enacted. The cost of complying with this bill if enacted as law in California is not predictable at this time.

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

Additional Factors That May Affect Future Results of Operations

        Dependence on Real Estate.    A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2002, real estate served as the principal source of collateral with respect to approximately 58.8% percent of the Bank's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Bancorp's financial condition and results of operations in general and the market value of the Bancorp's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Bancorp's financial condition.

        Environmental Liability Associated with Real Estate Ownership Could Result in Losses.    In the course of business, the Bank has purchased real property. In the future, the Bancorp and the Bank may acquire additional real properties, through purchase, foreclosure or otherwise. In real estate ownership, as well as in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Bank might be required to remove these substances from the affected properties at its sole cost and expense. The cost of this removal could substantially exceed the value of the affected properties. The Bancorp or the Bank, as the case may be, may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties. This could have a material adverse effect on the Bancorp's and the Bank's business, financial condition and operating results.

        Interest Rate Changes.    The earnings of the Bancorp and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and result of operations.

        Competition.    Competition may adversely affect the Bank's performance. The financial services business in the Bank's market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Bank faces competition both in attracting deposits and making loans. The Bank competes for loans principally through competitive interest rates and the efficiency and quality of the services provided. Increasing levels of competition in the banking and financial services businesses may reduce the market share or cause the prices charged for services to fall. Results may differ in future periods depending on the nature or level of competition.

        Regulation.    Both the Bancorp and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may be changed at any time, possibly causing results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affects credit conditions.

        Borrower's Failure to Perform.    In the event of an economic downturn, a significant number of the Bank's borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy is weak, as it has been recently. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowance for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the results of operations.

        Operations Risks.    The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customers or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage when available to protect against such risks, but should such an event occur that is not prevented or detected by the Bank's internal controls, or is uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Bancorp's business, financial condition or results of operations.

        Geographic Concentration.    The Company's operations are located almost entirely in the Central Coast region of California. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this region. Deterioration in economic and business conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

        War on Terrorism.    The terrorist attacks of September 11, 2001 and ensuing worldwide war on terrorism may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. Banking agencies in the United States have warned of the possible impact of such events on the capital ratios of banks. In addition, the USA PATRIOT Act, which became effective December 25, 2001 as part of the war on terrorism, imposes substantial new responsibilities on banks for preventing, detecting and reporting flows of funds to terrorist organizations. The act also directs the Treasury Department to prepare detailed regulations for these purposes, such as new record-keeping requirements, verification standards for customer identification and sharing information with the government. The full impact of the new law and its ongoing implementation on the Bancorp and the Bank cannot be predicted at this time.

Other Information

        Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into the Congress or the California Legislature from time to time. The Bancorp and the Bank cannot determine the ultimate effect that any potential legislation, if enacted, or regulations promulgated thereunder, would have upon the financial condition or operations of the Bancorp or the Bank.

        The Bancorp holds no material patents, trademarks, licenses, franchises or concessions. No expenditures have been made by the Bancorp, during the last two fiscal years, on material research.

Item 2. Description of Properties

        Construction of the new San Luis Obispo head office was completed on November 25, 2002, and occupancy began on that date. In the new building, the branch operation is located on the first floor and the administrative offices are located on the second floor. The new head office address is 500 Marsh Street, San Luis Obispo, California, and is across the parking lot from the previous San Luis Obispo branch office at 486 Marsh Street. The previous San Luis Obispo branch office is now home to the Bank's Government Guaranteed Lending Center and the Bank's Note Department. Additional surplus office space in the building at 486 Marsh Street is currently being leased by the Bank to unrelated third party tenants. Leased office space that previous housed the Bank's administrative offices at 553 B Higuera Street in San Luis Obispo has been vacated. The lease on this space expired in February 2003. The Bank does not intend to renew this lease. Office space that previously housed the Bank's Government Guaranteed Lending Center at 545 Higuera Street in San Luis Obispo is now vacant. The Bank is currently offering this property for lease on a short term basis but it is the intention of the Bank to hold this property for future development and expansion. The San Luis Obispo real estate identified as 500 Marsh Street, 486 Marsh Street and 545 Higuera Street is owned by the Bank.

        The Arroyo Grande location is also owned by the Bank and is located at 1199 Grand Avenue, Arroyo Grande, California. The Bank leases a lot that is contiguous to the Arroyo Grande branch on Grand Avenue for additional parking. This lease expires in March 2003, with five options to extend of five years each.

        The Morro Bay branch is currently located at 948 Morro Bay Boulevard, Morro Bay, California, in a leased facility. The current lease expires in March 2004, with two three-year options to renew. Recognizing that the Morro Bay facility had become too small to accommodate the growth of that branch, in March 2002, the Board of Directors authorized the purchase of a vacant site nearby at the corner of Kern Avenue and Morro Bay Boulevard for construction of a larger facility with drive-through capability. Construction on the new branch is projected to commence in 2003.

        The Los Osos branch located at 1193 Los Osos Valley Road, Los Osos, California, is a leased facility. The current lease expires in July 2007, with two five-year options to renew.

        In July 2002, the Bank entered into a lease to establish a loan production office at 930 South Broadway in Santa Maria, California. The term of this lease is for two years and expires on May 31, 2004. The loan production office was opened to enhance the Bank's government guaranteed lending opportunities in northern Santa Barbara county.

Item 3. Legal Proceedings

        Coast Bancorp and Coast National Bank may be, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Bancorp and the Bank are not a party to any pending legal or administrative proceedings (including ordinary routine litigation incidental to their business) and no such proceedings are known to be contemplated.

        There are no material proceedings adverse to the Bancorp to which any director, officer, affiliate of the Bancorp or 5% shareholder of the Bancorp, or any associate of any such director, officer, affiliate or 5% shareholder of the Bancorp is a party, and none of the above persons has a material interest adverse to the Bancorp.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        As of December 31, 2002, the equity of the Bancorp consisted of Preferred Stock 10,000,000 shares authorized, none outstanding and 10,000,000 shares authorized with 632,400 shares of the Bancorp's Common Stock (having no par value) outstanding. The stock is not listed on any exchange but is traded over the counter under the symbol CTBP.OB. The following high and low bid information was acquired through RBC Dain Rauscher and may not represent actual transactions.

	High	Low		High	Low
First Quarter, 2002	$16.65	$15.00	First Quarter, 2001	$14.25	$14.00
Second Quarter, 2002	$15.00	$14.00	Second Quarter, 2001	$15.90	$14.00
Third Quarter, 2002	$17.40	$14.875	Third Quarter, 2001	$14.50	$14.15
Fourth Quarter, 2002	$19.00	$16.00	Fourth Quarter, 2001	$17.00	$16.50

        As of December 31, 2002, there were approximately 417 shareholders of record.

        The Bancorp declared and paid a cash dividend on November 22, 2002, of $0.075 per share on its Common Stock, to shareholders of record as of the close of business on November 1, 2002.

        The following chart provides information as of December 31, 2002 concerning the Bancorp's Stock Option Plans, which represent the Bancorp's only equity compensation plans:

Plan Categories: Employee and Director Stock Option Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights [a]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [b]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column [a] [c]
Equity Compensation Plans Approved by Security Holders	145,900	$12.62	34,200
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	145,900	$12.62	34,200

Dividends

        The Bancorp is regulated by the Board of Governors of the Federal Reserve System. Federal Reserve Board regulations prohibit cash dividends, except under limited circumstances, if the distribution would result in a withdrawal of capital or exceed the Bancorp's net profits then on hand after deducting its losses and bad debts. Furthermore, cash dividends cannot be paid without the prior written approval of the Federal Reserve Board if the total of all dividends declared in one year exceeds the total of net profits for that year, plus the preceding two calendar years, and less any required transfers to surplus under state or federal law.

        For the impact of Trust Preferred Securities on the payment of dividends, see the preceding section titled "Part I—SUPERVISION AND REGULATION, Payment of Dividends—Coast Bancorp".

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

        One of the primary sources of income for the Bancorp, on a stand-alone basis, is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations.

Item 6. Management Discussion & Analysis of Analysis of Financial Condition and Results of Operations

        The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 2002, together with an assessment, when considered appropriate, of external factors that may affect us in the future. This discussion should be read in conjunction with our consolidated financial statements and notes included herein.

OVERVIEW

Earnings Summary

        Consolidated net income in 2002 was $771,067, an increase of $123,479 or 19.1%, compared to $647,588 in 2001. Diluted earnings per share in 2002 were $1.17, compared to $0.99 in 2001. The increase in earnings in 2002 was due primarily to the decrease in interest expense and the gains on sale of securities and guaranteed portions of government loans.

        Consolidated net income in 2001 was $647,588, an increase of $3,754 or 0.58%, compared to $643,834 in 2000. Diluted earnings per share in 2001 were $0.99, compared to $1.00 in 2000. The increase in earnings in 2001 was also due to the decrease in interest expense and the gains on sale of securities and guaranteed portions of government loans.

Balance Sheet Summary

        Total assets at December 31, 2002 were $121.9 million, a $17.3 million or 16.6% increase from $104.6 million at December 31, 2001. Average assets for 2002 were $108.4 million, compared to $102.2 million for 2001. Total deposits increased $11.3 million or 11.7% to $107.8 million at December 31, 2002. Gross loans increased $12.9 million or 16.7%, to $89.8 million at December 31, 2002. Stockholder's equity increased $0.7 million or 9.4%, to $7.8 million at December 31, 2002.

        The following table sets forth several key operating ratios for 2002 and 2001:

	For the Year Ended December 31,
	2002	2001
Return on Average Assets	0.71%	0.63%
Return on Average Equity	10.27%	9.33%
Average Stockholder's Equity to Average Total Assets	6.93%	6.79%

Distribution of Assets, Liabilities, and Shareholders' Equity

        The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Non-accrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded (dollar amounts in thousands).

	For the Year Ended December 31,
	2002			2001
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$7,400	$311	4.20%	$14,782	$760	5.14%
Federal Funds Sold	8,465	128	1.51%	8,399	334	3.98%
Other Earning Assets	224	12	5.36%	245	17	6.94%
Loans	81,572	5,955	7.30%	70,397	5,973	8.48%

Total Interest-Earning Assets	97,661	6,406	6.56%	93,823	7,084	7.55%
Cash and Due from Bank	5,633			4,647
Premises and Equipment	5,024			3,656
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,005			911
Allowance For Loan Losses	(925)			(754)

Total Assets	$108,398			$102,283

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$28,408	$330	1.16%	$30,801	$814	2.64%
Savings	5,125	55	1.07%	3,973	93	2.34%
Time Deposits under $100,000	16,908	464	2.74%	16,014	753	4.70%
Time Deposits of $100,000 or More	21,848	648	2.97%	21,925	1,085	4.95%
Trust Preferred Securities	1,667	78	4.68%
Other	728	39	5.36%	370	28	7.57%

Total Interest-Bearing Liabilities	74,684	1,614	2.16%	73,083	2,773	3.79%

Non-Interest Bearing Liabilities
Demand Deposits	25,927			21,945
Other Liabilities	278			315
Shareholders' Equity	7,509			6,940

Total Liabilities and Shareholders' Equity	$108,398			$102,283

Net Interest Income		$4,792			$4,311

Net Yield on Interest-Earning Assets			4.91%			4.59%

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

	Year Ended December 31, 2002 versus Year Ended December 31, 2001
	Increase (Decrease) due to change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$(329)	$(120)	$(449)
Federal Funds Sold	3	(209)	(206)
Other Earning Assets	(1)	(4)	(5)
Loans	878	(896)	(18)

Total Interest Income	551	(1,229)	(678)
Interest-Bearing Liabilities
Transaction Accounts	(59)	(425)	(484)
Savings	22	(60)	(38)
Time Deposits	40	(329)	(289)
Time Deposits $100,000 or more	(4)	(433)	(437)
Trust Preferred	39	39	78
Other	21	(10)	11

Total Interest Expense	59	(1,218)	(1,159)

Net Interest Income	$492	$(11)	$481

2002 Compared to 2001

        Net interest income for 2002 was $4.79 million, an increase of 11.1% compared to the $4.31 million reported in 2001. This increase was primarily due to the increase in interest earning assets and the downward repricing in the rates paid by the Bank on interest bearing liabilities.

        Interest income in 2002 was $6.4 million, representing a decrease of $.7 million or 9.6% over the $7.1 million recorded in 2001. The decrease in interest income was primarily due to the Federal Reserve actions to reduce the discount rate throughout 2001 and again in the fourth quarter of 2002. Specifically, the Fed reduced the discount rate eleven times in 2001 resulting in a decrease in the prime rate from 9.50% to 4.75%. An additional Fed discount rate reduction in the fourth quarter of 2002 again resulted in a reduction in the prime rate from 4.75% to 4.25%. As loan interest rates fell during 2001, the interest income levels correspondingly began to fall throughout 2001. However, those rates fell from higher levels at the beginning of 2001 to the lowest levels at the beginning of 2002. During 2002, loan interest rates began at a low level where they continued until falling even further in the fourth quarter 2002. Consequently, interest income was higher in 2001 than 2002, even though total loans outstanding increased $12.9 million or 16.7% to $89.8 million in 2002, compared to $76.9 million in 2001. During 2002, the yield on average interest-earning assets decreased 99 basis points to 6.56% from 7.55% in 2001.

        Correspondingly, the Bank acted to reduce interest expense in 2002 in response to the Federal Reserve discount rate reductions and to maintain the net interest margin. Interest expense was $1.6 million in 2002, compared to $2.8 million in 2001. During 2002, rates on average interest-bearing deposits decreased 163 basis points to 2.16% from 3.79% in 2001.

Non-interest Income

        The Bank receives non-interest income primarily from service charges and fees on accounts, as well as from the sale of government guaranteed loans and realized gains on the sale of investment securities. In 2002, non-interest income was $975,061, an increase of $366,769 or 60.3% compared to the 2001 amount of $608,292.

        The majority of the increase in non-interest income can be attributed to increases in the gain on sale of securities ($201,989 in 2002 versus $94,705 in 2001) and the gain on sale of loans ($518,603 in 2002 versus $339,192 in 2001).

        Regarding the realized gains on the sale of investment securities in 2002, the most common reason for the sale of an investment security is to meet the liquidity needs of the Bank. However, the Bank also follows a strategic investment philosophy in which an investment security is liquidated when it is within one year of its maturity date, especially if a gain could be realized. Proceeds from such a sale are then usually reinvested in another investment security bearing a maturity date that is two or three years in the future to maintain a maturity ladder. However, in the current low interest rate environment, the Bank has not felt that it was prudent to reinvestment the proceeds from securities sales in financial instruments with extended maturities. Bank management feels that such an action at this time could result in unnecessary interest rate risk and price risk should rates move higher. Consequently, Bank management left the proceeds from the investment securities sales in Fed Funds. Given the downward trend in the interest rate environment during 2001 and 2002, the Bank enjoyed the opportunity to sell securities and realize gains. However, there is no assurance that this source of non-interest income will continue in the future.

        Regarding the realized gains on the sale of loans, the most common reason for the Bank to sell the guaranteed portion of a loan is to also meet the liquidity needs of the Bank and to maintain the Bank's loan-to-deposit ratio within acceptable ranges. The Bank also enjoys the opportunity to supplement its fee income from the sale of the government-guaranteed portions of certain loans. In 2001 the Bank developed a government guaranteed lending center to originate loans that are partially guaranteed by the U.S. Small Business Administration or the U.S. Department of Agriculture. Given the volume of lending in this department during 2001 and 2002, the Bank has been able to realize gains when the guaranteed portions of these loans have been sold. While we expect this non-interest income opportunity to continue into the future, there is no assurance that the level of loan sales and the subsequent realization of fee income enjoyed by the Bank in the past will continue at prior levels.

Non-interest Expense

        Non-interest expense reflects our costs of products and services related to systems, facilities and personnel. The major components of non-interest expense stated as a percentage of average assets are as follows:

	2002	2001
Salaries and Employee Benefits	2.14%	1.92%
Occupancy Expenses	0.29%	0.20%
Furniture and Equipment	0.17%	0.17%
Data Processing	0.33%	0.32%
Marketing and Business Promotion	0.32%	0.26%
Other Professional Expenses	0.25%	0.12%
Office Expenses	0.15%	0.17%
Other	0.32%	0.34%

	3.97%	3.50%

        Non-interest expense was $4.3 million in 2002, an increase of $0.7 million or 20.3% over the $3.6 million reported in 2001. The majority of this increase is attributable to our growth in earning assets and deposit accounts.

Income Taxes

        Income tax expense was $542,520 and $483,500 for the years ended December 31, 2002, and 2001, respectively. These expenses resulted in an effective tax of 41.3% in 2002, and 42.7% in 2001. The increase in income tax expense in 2002 was due primarily to increased profitability in 2002 over 2001.

BALANCE SHEET ANALYSIS

Investment Portfolio

        The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2002 (dollar amounts in thousands):

	December 31,
	2002			2001
	Book Value	Market Value	Weighted Average Yield	Book Value	Market Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$—	$—	0.00%	$—	$—
One to Five Years	—	—	0.00%	8,095	8,286
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—

Total U.S. Treasury Securities	—	—	0.00%	8,095	8,286
U.S. Government and Agency Securities
Within One Year	—	—	0.00%	1,000	1,003
One to Five Years	2,009	2,092	4.19%	2,000	1,975
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—

Total U.S. Treasury Securities	2,009	2,092	4.19%	3,000	2,978
Mutual Funds	—	—		—	—
Mortgage Backed Securities	—	—		—	—

Total Available-for-Sale Securities	$2,009	$2,092	4.19%	$11,095	$11,264

Held-to-Maturity Securities
U.S. Treasuries:
Within One Year	$—	$—	0.00%	$—	$—
One to Five Years	—	—	0.00%	—	—
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—

Total U.S. Treasury Securities	—	—	0.00%	—	—
U.S. Government and Agency Securities
Within One Year	—	—	0.00%	—	—
One to Five Years	—	—	0.00%	—	—
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—

Total U.S. Treasury Securities	—	—	0.00%	—	—
Mutual Funds	—	—		—	—
Mortgage Backed Securities	—	—		—	—

Total Held-to-Maturity Securities	$—	$—	0.00%	$—	$—

        Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes. At December 31, 2002 and 2001, the carrying values of securities pledged to secure public deposits and other purposes were $1 million.

Loan Portfolio

        The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	December
	2002	2001
Loans
Commercial	$30,530	$15,061
Real Estate—Construction	6,055	5,738
Real Estate—Other	45,765	31,064
Consumer	7,420	25,055

Total Loans	89,770	76,918
Net Deferred Loan Costs (Fees)	(355)	(275)
Allowance for Loan Losses	(1,000)	(850)

Net Loans	$88,415	$75,793

Commitments
Standby Letters of Credit	$2,583	$2,020
Undisbursed Loans and Commitments to Grant Loans	25,721	20,354

Total Commitments	$28,304	$22,374

Risk Elements

        Bank management assesses and manages credit risk on an ongoing basis through our lending policies. The Bank strives to continue its historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. However, inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the credit-worthiness of the borrower and the term of the loan. To reflect the currently perceived risks of loss associated with its loan portfolio, additions are made to the Bank's allowance for loan losses. The Bank's entire allowance is a valuation allowance; that is, it has been created by direct charges against operations through the provision for loan losses.

        In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrower. Our requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with its evaluation of the credit worthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Bank secures its collateral by perfecting its interest in business assets, obtaining deeds of trust, or outright possession among other means.

        The Bank believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances.

        The following table shows the maturity distribution of the fixed rate portion of the loan portfolio as well as the maturity distribution of the variable rate loans currently fixed at their floor rate at December 31, 2002 (dollar amounts in thousands):

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total
Loans
Commercial	$1,219	$5,898	$2,470	$3,299	$12,886
Real Estate—Construction	538	3,290	—	546	4,374
Real Estate—Other	2,132	3,075	3,060	10,788	19,055
Consumer	264	1,952	2,537	225	4,978

Total Loans	$4,153	$14,215	$8,067	$14,858	41,293

		Loans on Non-Accrual			—

		Total Loans, including Loans Held for Sale			$41,293

        The following table shows the maturity distribution of the remaining variable rate portion of the loan portfolio at December 31, 2002 (dollar amounts in thousands):

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total
Loans
Commercial	$14,595	$292	$2,757	$—	$17,644
Real Estate—Construction	1,681	—	—	—	1,681
Real Estate—Other	18,647	3,916	3,547	600	26,710
Consumer	2,374	68	—	—	2,442

Total Loans	$37,297	$4,276	$6,304	$600	48,477

		Loans on Non-Accrual			—

		Total Loans, including Loans Held for Sale			$48,477

Non-performing Assets

        The following table provides information with respect to the components of our non-performing assets at the dates indicated (dollar amounts in thousands):

	For the Year Ended
	2002	2001
Loans 90 Days Past Due and Still Accruing	$—	$—
Non-Accrual Loans	—	55

Total Non-performing Loans	$—	$55
Other Real Estate Owned	$—	$—

Total Non-performing Assets	$—	$55

Non-performing Loans as a Percentage of Total Loans	0.00%	0.07%
Allowance for Loan Loss as a Percentage of Non-performing Loans	n/a	1545.45%
Non-performing Assets as a Percentage of Total Assets	0.00%	0.05%

        For reference, the Bank's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio. The Bank follows the policy of non-accrual of interest on a loan at the time the loan is past due ninety (90) days or more, as to interest or principal, unless the loan is well secured and in the process of collection. Interest from non-accrual loans is not accrued on the books. Payments received while the loan is on non-accrual are typically applied against principal. When a loan is placed on a non-accrual basis, any previously accrued but unpaid interest is reversed and charged against current income unless there is adequate collateral to assure recovery of the accrued interest.

Provision and Allowance for Loan Losses

        As previously discussed under Critical Accounting Policies, the Allowance for Loan Losses represents management's best estimate of losses inherent in the existing loan portfolio. Management of the Bank believes that the allowance for loan losses is adequate. The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner. The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio. Classified loans are reviewed individually to estimate the amount of probable losses that needs to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

        The Bank made a contribution of $145,412 to the allowance for loan losses for the twelve months ended December 31, 2002, compared to $207,447 for the same period in 2001. Management believes that the allowance, which equals 1.11% of net loans at December 31, 2002, is adequate to cover future losses. The allowance at December 31, 2001 was 1.11% of total loans.

        The provision for loan losses charged against operations is based upon the actual net loan loss expensed plus an amount for other such factors which, in management's judgment, deserve recognition in estimating possible loan losses, including: specific loan conditions as determined by management and regulatory agencies, the historical relationship between charge-offs and the level of allowances, and prevailing economic conditions. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,000,000 allowance, or 1.11% of total loans at December 31, 2002, was adequate. However, there can be no assurance that in any given period the Bank might not sustain charge-offs, which are substantial in relation to the size of the allowance. It is the policy of management to make additions to the allowance so that it remains adequate to cover all anticipated loan charge-offs. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses: however, actual loan losses may vary from current estimates.

        The following table summarizes, for the years indicated, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

	For the Year Ended December 31,
	2002	2001
Outstanding Loans
Average for the Year	$81,572	$70,397
End of the Year	$89,770	$76,918
Allowance for Loan Losses:
Balance at Beginning of Year	$850	$700
Actual Charge-Offs:
Commercial	—	—
Consumer	7	63
Real Estate	—	—

Total Charge-Offs	7	63
Less Recoveries:
Commercial	—	—
Consumer	11	6
Real Estate	—	—

Total Recoveries	11	6
Net Loans Charged-Off	(5)	57
Provision for Loan Losses	145	207

Balance at End of Year	$1,000	$850

Ratios:
Net Loans Charged-Off to Average Loans	-0.01%	0.08%
Allowance for Loan Losses to Total Loans	1.11%	1.11%
Net Loans Charged-Off to Beginning Allowance for Loan Losses	-0.54%	8.14%
Net Loans Charged-Off to Provision for Loan Losses	-3.17%	27.54%
Allowance for Loan Losses to Non-performing Loans	n/a	6.47%

        The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31, 2002		December 31, 2001
	Amount	Loan Percent	Amount	Loan Percent
Commercial	$68	6.80%	$62	7.29%
Construction	54	5.40%	37	4.35%
Real Estate	497	49.70%	379	44.59%
Consumer	21	2.10%	25	2.94%
Government Guaranteed Loans	317	31.70%	347	40.82%
General Economic Conditions	43	4.30%	—	0.00%

	$1,000	100.00%	$850	100.00%

Funding

        Deposits are our primary source of funds. At December 31, 2002, we had a deposit mix of 48.00% in time and savings deposits, 27.43% in money market and NOW deposits, and 24.57% in non-interest-

bearing demand deposits. Our net interest income is enhanced by our percentage of non-interest-bearing deposits.

        The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

	December 31, 2002		December 31, 2001
	Average Balance	Average Rate	Average Balance	Average Rate
Money Market and NOW Accounts	$28,410	1.16%	$30,801	2.64%
Savings Deposits	5,125	1.06%	3,973	2.34%
TCD less than $100,000	16,905	2.74%	16,014	4.70%
TCD $100,000 or more	21,834	2.97%	21,925	4.95%

Total Interest-Bearing Deposits	72,274	2.07%	72,713	3.78%
Non-Interest-Bearing Demand Deposits	26,562	n/a	21,945	n/a

Total Average Deposits	$98,836	1.52%	$94,658	2.90%

        The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2002, were as follows (dollar amounts in thousands):

Three Months or Less	$8,252
Over Three Months to One Year	17,372
Over One Year to Three Years	2,645

$28,269

Liquidity and Interest Rate Sensitivity

        The objective of the Bank's asset/liability strategy is to manage liquidity and interest rate risk to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to our shareholders.

        The Bank manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans we hold for investment, by increasing emphasis on shorter-term, higher yield loans, and increasing or decreasing the relative amounts of deposits.

        The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, (dollar amounts in thousands):

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
Interest-Earning Assets:
Interest Bearing Deposits	$—	$—	$—	$—	$—
Federal Funds Sold	15,470	—	0	—	15,470
Investment Securities and FRB Stock	—	—	2,379	—	2,379
Gross Loans	74,326	2,038	4,747	8,659	89,770

	$89,796	$2,038	$7,126	$8,659	$107,619

Interest-Bearing Liabilities:
Money Market and NOW Deposits	$29,580	$—	$—	$—	$29,580
Savings	5,906	—	—	—	5,906
Time Deposits	15,202	24,982	5,669	—	45,853

	$50,688	$24,982	$5,669	$—	$81,339

Interest Rate Sensitivity Gap	$39,108	$(22,944)	$1,457	$8,659	$26,280
Cumulative Interest Rate Sensitivity Gap	$39,108	$16,164	$17,621	$26,280	$26,280
Ratios Based on Total Assets:
Interst Rate Sensitivity Gap	37.39%	-21.93%	1.39%	8.28%	25.12%
Cumulative Interest Rate Sensitivity Gap	37.39%	15.45%	16.85%	25.12%

        Liquidity refers to our ability to maintain a cash flow that is adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan clients and withdrawals from deposit accounts. The Gap ratio is the ability to reprice assets and liabilities in the changing economic environment. For instance, the Bank is asset sensitive within three months, allowing the Bank to increase income in a rising interest rate environment. The Bank then becomes liability sensitive between four months and one year, which will increase interest expense in a rising interest rate environment.

        It should also be noted that during 2002, the Bank began to institute interest rate floors on certain variable rate loans. Once the interest rates on these variable rate loans reach the floor rate, they temporarily take on the attributes of a fixed rate loan. This action has helped the Bank increase its net interest margin as the rates on our interest-bearing liabilities have continued to fall. However, when interest rates begin to rise again in the future, the interest rates on our interest-bearing liabilities will also begin to rise while the interest rates on those variable rate loans with floors will remain at the floor rate. This may cause the Bank's net interest margins to shrink until the rates on those loans with interest rate floors rise above their floor rates.

        Finally, the Bank feels that it faces no material liquidity impact from the undisbursed loans in the loan portfolio.

Capital Resources

        Shareholders' equity at December 31, 2002 was $7.8 million, an increase of $0.7 million or 9.4% over $7.2 million at December 31, 2001. Average shareholders' equity for 2002 was $7.3 million, compared to $6.9 million in 2001. Shareholders' equity increased primarily from net income of $771,000 in 2002.

        In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 Capital, Total Capital and Leverage ratios. At December 31, 2002, the Bank's capital exceeded the Tier 1 Capital, Total Capital and Leverage ratio's minimum regulatory requirements. The Bank was considered to be well-capitalized at December 31, 2002, as defined in the regulations issued by the OCC. The Bank's risk-based capital ratios, shown below as of December 31, 2002, have been computed in accordance with regulatory accounting policies. The Bancorp is also subject to capital requirements that are within well-capitalized ranges as defined by the Federal Reserve Bank.

	Requirement		Actual
	Adequately Capitalized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	13.33%	14.13%
Tier 1 risk-based capital ratio	4.00%	6.00%	12.30%	10.63%
Tier 1 leverage capital ratio	4.00%	5.00%	10.18%	8.79%

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

Impact of New Accounting Pronouncements

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets. SFAS No. 143 is effective for the Company in 2003; however, management does not believe adoption will have a material impact on the Bank's financial statements.

Item 7. Financial Statements

[LETTERHEAD OF VAVRINEK, TRINE, DAY & CO., LLP]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Coast Bancorp and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Coast Bancorp and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine Day & Company, LLP

Laguna Hills, California
January 2, 2003

COAST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2001

	2002	2001
ASSETS
Cash and due from banks	$7,741,559	$3,898,648
Federal funds sold	15,470,000	8,650,000

TOTAL CASH AND CASH EQUIVALENTS	23,211,559	12,548,648
Investment securities, available for sale	2,092,179	11,263,985
Loans:
Commercial	30,530,131	15,061,423
Real estate—construction	6,055,250	5,737,652
Real estate—other	45,764,675	31,064,343
Consumer	7,419,754	25,054,632

TOTAL LOANS	89,769,810	76,918,050
Net deferred loan fees	(354,607)	(274,525)
Allowance for credit losses	(1,000,000)	(850,000)

NET LOANS	88,415,203	75,793,525
Premises and equipment	6,684,366	3,893,801
Deferred taxes	286,000	213,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	286,650	189,400
Accrued interest and other assets	980,959	724,245

TOTAL ASSETS	$121,956,916	$104,626,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$26,495,862	$24,830,883
Money market and NOW	29,580,814	29,958,130
Savings	5,906,114	4,610,220
Time deposits of $100,000 or more	28,269,337	20,932,089
Other time deposits	17,584,336	16,195,411

TOTAL DEPOSITS	107,836,463	96,526,733
Notes payable	720,766	735,073
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	5,000,000	—
Other liabilities	570,933	208,529

TOTAL LIABILITIES	114,128,162	97,470,335

Commitments and contingencies—Note #4 and #12	—	—
Stockholders' equity
Preferred stock—10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 632,400 in 2002 and 2001	6,324,000	6,324,000
Retained earnings	1,455,930	732,293
Accumulated other comprehensive income—net unrealized gains on available-for-sale securities, net of taxes of $33,928 in 2002 and $69,475 in 2001	48,824	99,976

TOTAL STOCKHOLDERS' EQUITY	7,828,754	7,156,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,956,916	$104,626,604

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001
INTEREST INCOME
Interest and fees on loans	$5,954,570	$5,973,225
Interest on investment securities	311,292	759,591
Interest on federal funds sold	128,070	334,302
Other interest income	12,094	16,869

TOTAL INTEREST INCOME	6,406,026	7,083,987

INTEREST EXPENSE
Interest on money market and NOW accounts	329,845	814,179
Interest on savings deposits	54,531	93,221
Interest on time deposits	1,113,113	1,838,401
Interest on trust preferred securities	77,979	—
Interest on other borrowings	38,542	27,482

TOTAL INTEREST EXPENSE	1,614,010	2,773,283

NET INTEREST INCOME	4,792,016	4,310,704
Provision for credit losses	145,412	207,447

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,646,604	4,103,257

NONINTEREST INCOME
Service charges on deposits accounts and other noninterest income	254,469	174,395
Gain on sale of loans and servicing fees	518,603	339,192
Gain on sale of securities	201,989	94,705

TOTAL NONINTEREST INCOME	975,061	608,292

NONINTEREST EXPENSE
Salaries and benefits	2,318,075	1,965,360
Net occupancy expenses	310,478	200,558
Equipment and equipment expenses	187,697	178,008
Customer related expenses	18,546	78,500
Data processing	357,233	323,789
Director fees and expenses	89,222	69,172
Insurance	44,430	35,793
Marketing and business promotion	351,871	267,899
Other professional expenses	271,411	124,384
Office expenses	165,667	171,083
Regulatory assessments	60,713	54,891
Other expenses	132,735	111,024

TOTAL NONINTEREST EXPENSE	4,308,078	3,580,461

INCOME BEFORE INCOME TAXES	1,313,587	1,131,088
Income taxes	542,520	483,500

NET INCOME	$771,067	$647,588

Per Share Data
Net income—basic	$1.22	$1.03
Net income—diluted	$1.17	$.99

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	Shares Outstanding	Common Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2001	627,000	$6,270,000		$116,325	$(22,078)	$6,364,247
Exercise of stock options	5,400	54,000				54,000
Cash dividends				(31,620)		(31,620)
Comprehensive income:
Net income			$647,588	647,588		647,588
Unrealized gains on available-for-sale securities, net of taxes of $108,304			177,930		177,930	177,930
Less reclassification adjustments for gains included in net income, net of taxes of $38,829			(55,876)		(55,876)	(55,876)

Total comprehensive income			$769,642

Balance, December 31, 2001	632,400	6,324,000		732,293	99,976	7,156,269
Cash dividends				(47,430)		(47,430)
Comprehensive income:
Net income			$771,067	771,067		771,067
Unrealized gains on available-for-sale securities, net of taxes of $47,268			68,022		68,022	68,022
Less reclassification adjustments for gains included in net income, net of taxes of $82,815			(119,174)		(119,174)	(119,174)

Total comprehensive income			$719,915

Balance, December 31, 2002	632,400	$6,324,000		$1,455,930	$48,824	$7,828,754

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001
OPERATING ACTIVITIES
Net Income	$771,067	$647,588
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	206,884	213,775
Provision for credit losses	145,412	207,447
Realized gains in available-for-sale securities	(201,989)	(94,705)
Deferred taxes	(38,000)	(93,000)
Proceeds from loans sold	8,117,509	6,368,470
Originations of loans held for sale	(7,568,513)	(6,066,459)
Gain on sale of loans	(474,311)	(330,610)
Net change in accrued interest, other assets and other liabilities	(145,567)	337,477

NET CASH PROVIDED BY OPERATING ACTIVITIES	812,492	1,189,983
INVESTING ACTIVITIES
Net increase in loans	(12,969,095)	(14,912,675)
Net change in interest-bearing deposits	—	200,000
Purchase of available-for-sale securities	(2,012,400)	(15,594,376)
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(97,250)	(17,450)
Proceeds from sale of available-for-sale securities	8,265,003	10,547,517
Proceeds from maturities of available-for-sale securities	3,000,000	14,000,000
Proceeds from maturities of held-to-maturity securities	—	1,000,000
Purchase of premises and equipment	(2,583,832)	(496,581)

NET CASH USED IN INVESTING ACTIVITIES	(6,397,574)	(5,273,565)
FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	2,583,557	5,178,964
Net increase in time deposits	8,726,173	1,397,765
Proceeds from notes payable	—	500,000
Proceeds from issuance of trust preferred securities	5,000,000	—
Principal payments on notes payable	(14,307)	(10,109)
Payments for dividends	(47,430)	(31,620)
Proceeds from exercise of stock options	—	54,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,247,993	7,089,000

INCREASE IN CASH AND CASH EQUIVALENTS	10,662,911	3,005,418
Cash and cash equivalents at beginning of period	12,548,648	9,543,230

Cash and cash equivalents at end of period	$23,211,559	$12,548,648

Supplemental disclosure of cash flow information
Interest paid	$1,616,390	$2,809,580

Income taxes paid	$723,193	$578,959

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 and 2001

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The financial statements include the accounts of Coast Bancorp and its wholly owned subsidiaries, Coast National Bank ("Bank") and Coast Bancorp Statutory Trust I, collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated.

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

Cash and Due From Banks

        Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank. The Bank complied with the reserve requirements as of December 31, 2002.

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

Disclosure About Fair Value of Financial Instruments

        Statement of Financial Accounting Standard ("SFAS") No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

Comprehensive Income

        Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

Financial Instruments

        In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit, see Note #12. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

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

Accounting for Trust Preferred Securities

        Coast Bancorp Statutory Trust I ("the Trust") is a statutory business trust created for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by Coast Bancorp.

        For financial reporting purposes, the Trust is treated as a subsidiary of Coast Bancorp and, accordingly, the accounts are included in the consolidated financial statements of the Company. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, the Company records the dividend distributions payable on the Trust Preferred Securities as interest expense in the consolidated statement of income.

Current Accounting Pronouncements

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets. SFAS No. 143 is effective for the Company in 2003; however, management does not believe adoption will have a material impact on the Bank's financial statements.

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

        Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced for 2002 and 2001 to the pro forma amounts indicated below:

	2002	2001
Net income:
As reported	$771,067	$647,588
Stock-Based compensation using the intrinsic value method	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(42,919)	(120,687)

Pro Forma net income	$728,148	$526,901

Basic earnings per share:
As reported	$1.22	$1.03
Pro forma	1.15	0.84
Diluted earnings per share:
As reported	$1.17	$0.99
Pro forma	1.11	0.81

Reclassification

        Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the presentation used in 2002. These classifications are of a normal recurring nature.

NOTE #2—INVESTMENT SECURITIES

        Amortized cost and market values of securities are as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Agency obligations	$2,009,427	$82,752	$—	$2,092,179

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Treasury obligations	$8,094,534	$191,493	$—	$8,286,027
U.S. Agency obligations	3,000,000	2,588	(24,630)	2,977,958

	$11,094,534	$194,081	$(24,630)	$11,263,985

        Gross realized gains on sales of available-for-sale securities were $201,989 in 2002 and $94,705 in 2001.

        Securities with a carrying value of $1,051,544 and $2,013,054 at December 31, 2002 and 2001, respectively, were pledged to secure public monies as required by law.

        The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, by expected maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	2,009,427	2,092,179

	$2,009,427	$2,092,179

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

        The Bank also originates SBA and governmental guaranteed related loans for sale to governmental agencies and institutional investors. At December 31, 2002 and 2001 the Bank was servicing approximately $12,804,000 and $5,944,000, respectively, in SBA and governmental guaranteed loans previously sold.

        As described in Note #12, these consolidated financial statements do not reflect other various commitments to extend credit or letters of credit, which arise in the normal course of business.

        A summary of the changes in the allowance for credit losses follows:

	2002	2001
Balance, beginning of year	$850,000	$700,000
Provision for credit losses	145,412	207,447
Loans charged off, net of recoveries	4,588	(57,447)

Balance, end of year	$1,000,000	$850,000

        The Bank did not have any significant impaired loans during 2002 and 2001.

NOTE #4—PREMISES AND EQUIPMENT

        A summary of premises and equipment as of December 31, 2002 and 2001, follows:

	2002	2001
Land	$2,385,848	$2,047,962
Building	3,550,487	1,042,137
Leasehold improvements	261,819	269,159
Furniture, fixtures and equipment	1,325,381	821,227
Construction in progress	40,255	400,115

	7,563,790	4,580,600
Less: Accumulated depreciation and amortization	(879,424)	(686,799)

	$6,684,366	$3,893,801

        The Bank has entered into leases for its branches and operating facilities, which expire at various dates through 2007. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases were approximately $97,000 in 2002 and $92,000 in 2001.

        The approximate future minimum annual payments for these leases by year are as follows:

Year	Amount
2003	$56,544
2004	31,133
2005	24,276
2006	24,276
Thereafter	14,161

$150,390

        The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

NOTE #5—DEPOSITS

        At December 31, 2002, all time deposits were scheduled to mature in 2003, except for $5,240,941 that matures in one to five years.

NOTE #6—NOTES PAYABLE

        Notes payable consist of the following:

	2002	2001
4% noted payable to an individual, secured by real property. Payable in monthly installments of $1,954 including principal and interest, due January 14, 2006.	$220,766	$235,073
6% unsecured note payable to an individual stockholder of the Company. Interest payable monthly, principal due November 1, 2003.	500,000	500,000

	$720,766	$735,073

NOTE #7—MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

        On September 26, 2002, Coast Bancorp Statutory Trust I, a wholly owned subsidiary of Coast Bancorp, issued $5,000,000 of 3-month LIBOR plus 3.4% Cumulative Trust Preferred Securities. Coast Bancorp Statutory Trust I invested the gross proceeds of $5,000,000 from the offering in junior subordinated debentures issued by Coast Bancorp. The subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. Coast Bancorp will pay the interest on the junior subordinated debentures to Coast Bancorp Statutory Trust I, which represents the sole revenues and the sole source of dividend distributions by Coast Bancorp Statutory Trust I to the holders of the Trust Preferred Securities. Coast Bancorp has guaranteed, on a subordinated basis, payment of Coast Bancorp Statutory Trust's I obligations. Coast Bancorp has the right, assuming no default has occurred, to defer payment of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on September 26, 2032, but can be called after September 26, 2007

NOTE #8—INCOME TAXES

        The provisions for income taxes included in the consolidated statements of income consist of the following:

	2002	2001
Current:
Federal	$418,091	$430,100
State	162,429	146,400

	580,520	576,500
Deferred	(38,000)	(93,000)

	$542,520	$483,500

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company's principal timing differences are from loan loss provision accounting, and depreciation differences.

        The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	2002	2001
Deferred tax assets:
Organization costs	$—	$12,000
Allowance for credit losses	289,000	227,000
Premises and equipment due to depreciation difference	—	3,000
Other assets/liabilities	46,000	40,000

	335,000	282,000
Deferred tax Liabilities:
Premises and equipment due to depreciation difference	(15,000)	—
Market value adjustment on investment securities	(34,000)	(69,000)

	(49,000)	(69,000)

Net deferred tax assets	$286,000	$213,000

        A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

	2002		2001
	Amount	Rate	Amount	Rate
Statutory federal tax	$447,000	34.0%	$385,000	34.0%
State franchise tax, net of federal benefit	95,000	7.2%	82,000	7.2%
Other items, net	520	0.1%	16,500	1.5%

Actual tax expense	$542,520	41.3%	$483,500	42.7%

NOTE #9—EARNINGS PER SHARE (EPS)

        The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute EPS:

	2002		2001
	Net Income	Shares	Net Income	Shares
Used in basic EPS	$771,067	632,400	$647,588	630,957
Dilutive effect of outstanding stock options		27,946		21,768

Used in dilutive EPS	$771,067	660,346	$647,588	652,725

NOTE #10—STOCK OPTION PLAN

        At December 31, 2002, the Company had a fixed option plan under which 187,500 shares of the Company's common stock may be issued at not less than 100% of the fair market value at the date the options are granted. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002 and 2001, respectively; risk-free rate of 3.75% and 4%, dividend yields of 0.50% and 0.33%; volatility of 19% and 21%, and an expected life of five years, respectively.

        A summary of the status of the Company's fixed stock option plan as of December 31, and changes during the years ending is presented below:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	133,500	$12.40	125,500	$12.09
Granted	13,000	$14.99	15,000	$14.13
Exercised	—	$—	(5,400)	$10.00
Cancelled	(600)	$14.75	(1,600)	$12.66

Outstanding, end of year	145,900	$12.62	133,500	$12.40

Options exercisable at year-end	108,401	$12.00	88,034	$12.02
Weighted-average fair value of options granted during the year		$3.52		$3.64

The following table summarizes information about fixed options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00	55,000	4.45 Years	$10.00	55,000	$10.00
$13.00 to $14.99	79,400	5.50 Years	$14.09	53,401	$14.05
$15.00	11,500	6.35 Years	$15.00	—	$—

	145,900	5.17 Years	$12.62	108,401	$12.00

NOTE #11—RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The balance of these loans outstanding at December 31, 2002 and 2001, was as follows:

	2002	2001
Beginning balance	$1,991,169	$1,611,445
Additions	110,000	4,409,853
Payments	(915,466)	(4,030,129)

Ending balance	$1,185,703	$1,991,169

NOTE #12—COMMITMENTS

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

        As of December 31, 2002 and 2001, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2002	2001
Commitments to extend credit	$25,721,000	$20,354,000
Standby letters of credit	2,583,000	2,020,000

	$28,304,000	$22,374,000

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

NOTE #13—REGULATORY MATTERS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized or adequately capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual Capital		To Be Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital to risk-weighted assets	$12,977	13.33%	$7,788	8.0%	$9,735	10.0%
Tier 1 capital to risk-weighted assets	$11,977	12.30%	$3,894	4.0%	$5,841	6.0%
Tier 1 capital to average assets	$11,977	10.18%	$4,707	4.0%	$5,884	5.0%
As of December 31, 2001
Total capital to risk-weighted assets	$8,327	10.48%	$6,354	8.0%	$7,943	10.0%
Tier 1 capital to risk-weighted assets	$7,477	9.41%	$3,177	4.0%	$4,766	6.0%
Tier 1 capital to average assets	$7,477	7.15%	$4,183	4.0%	$5,229	5.0%

        The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 14.1% and 10.6%, respectively, at December 31, 2002 and 10.6% and 9.5%, respectively, at December 31, 2001.

        The Bank is restricted to the amount of dividends which can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC. The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

NOTE #14—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Off-Balance Sheet Financial Instruments

        The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments are not deemed to be material. The estimated fair value of financial instruments at December 31, 2002 and 2001 are summarized as follows (dollar amounts in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$23,212	$23,212	$12,549	$12,549
Investment securities	2,092	2,092	11,264	11,264
Loans, net	88,415	89,439	75,794	77,204
Accrued interest receivable	414	414	436	436
Federal Reserve and FHLB Bank stock	287	287	189	189
Liabilities:
Noninterest-bearing deposits	26,496	26,946	24,831	24,831
Interest-bearing deposits	81,340	81,455	71,696	71,707
Notes payable	721	721	735	753
Trust preferred securities	5,000	5,000	—	—
Accrued interest and other liabilities	571	571	209	209

NOTE #15—FORMATION OF COAST BANCORP

        On May 31, 2001, Coast Bancorp acquired Coast National Bank by issuing 631,200 shares of common stock in exchange for the surrender of all outstanding shares of Coast National Bank's common stock. There was no cash involved in this transaction. The acquisition was accounted for as a pooling of interests and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

NOTE #15—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

        Coast Bancorp operates Coast National Bank. Coast Bancorp commenced operations during 2001. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

CONDENSED BALANCE SHEET

	December 31, 2002	December 31, 2001
ASSETS:
Cash	$1,046,803	$65,269
Investment in Coast Bancorp Statutory Trust I	155,000	—
Investment in Coast National Bank	12,047,955	7,591,000
Other assets	238,120	—

	$13,487,878	$7,656,269

LIABILITIES AND SHAREHOLDERS' EQUITY:
Other liabilities	$4,124	$—
Note payable	500,000	500,000
Trust preferred securities	5,155,000	—
Stockholders' equity	7,828,754	7,156,269

	$13,487,878	$7,656,269

CONDENSED STATEMENT OF INCOME

	Year Ended December 31, 2002	Year Ended December 31, 2001
INCOME:
Cash dividends from Subsidiaries	$2,169	$25,000

TOTAL INCOME	2,169	25,000
EXPENSES:
Interest on note payable	29,400	7,828
Interest on trust preferred securities	80,148	—
Other	124,661	20,283
Allocated tax benefit	(95,000)	—

TOTAL EXPENSES	139,209	28,111

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(137,040)	(3,111)
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	908,107	650,699

NET INCOME	$771,067	$647,588

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2002	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$771,067	$647,588
Noncash items included in net income:
Equity in income of Subsidiaries	(910,276)	(675,699)
Other	(233,996)	—

NET CASH USED IN OPERATING ACTIVITIES	(373,205)	(28,111)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiaries	(3,755,000)	(412,000)
Dividends received from Subsidiaries	2,169	25,000

NET CASH USED BY INVESTING ACTIVITIES	(3,752,831)	(387,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	500,000
Proceeds from trust preferred sucurities	5,155,000	—
Proceeds from exercise of stock options	—	12,000
Dividends Paid	(47,430)	(31,620)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,107,570	480,380

NET INCREASE IN CASH AND CASH EQUIVALENTS	981,534	65,269
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65,269	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,046,803	$65,269

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

        Board of Directors:

        Marilyn Britton, age 63, graduated from Cal Poly San Luis Obispo. She was involved with the San Luis Obispo County Farm Bureau for over 22 years, retiring as Executive Director in December 2002, a position she held for over 16 years. Marilyn is a member and past director of the San Luis Obispo Rotary, a member of San Luis Obispo County Farm Bureau, San Luis Obispo Farm Bureau Women, San Luis Obispo County CattleWomen's Association, San Luis Obispo County Cattlemen's Association, Paso Robles Agri-Business Tour Committee and the San Luis Obispo County Agricultural Awareness Program. Mrs. Britton developed the San Luis Obispo County Farm Bureau Agriculture Tour Program 22 years ago and is continuing as its Tour Coordinator. She was also the Executive Director for the San Luis Obispo County Grain Improvement Association for 16 years. She serves on the Sheriff's Parole Board, the San Luis Obispo Native Tree Committee and she is a board member for the San Luis Obispo County Visitors Conference Bureau.

        Dario A. Domenghini, age 65, is an original organizer and director of the Bank. Mr. Domenghini is a life-long resident of San Luis Obispo County. His family has been involved in agriculture in the County of San Luis Obispo since the early 1920's. Mr. Domenghini has been involved in agriculture, working in his family's dairy and ranching operation since his childhood.

        Mr. Domenghini expanded the operation to include vegetable farming. He has since closed down the dairy operation, but continues to farm in partnership with his nephew. Mr. Domenghini holds an ownership in the real estate interest of Domenghini Brothers and is a 50% partner in Domenghini Farms. Mr. Domenghini was educated at Cal Poly San Luis Obispo, majoring in Dairy Science. Mr. Domenghini is active in local farming and ranching activities.

        John Guhring was an original organizer and director of the Bank. After a courageous battle with cancer, Mr. Guhring died on December 3, 2002. His seat on the Board of Directors has not been filled.

        James Kaney, age 56, is an original organizer and director of the Bank. Mr. Kaney has been a business owner/operator in San Luis Obispo since 1970. He graduated from Cal Poly San Luis Obispo cum laude with a BS degree in Accounting/Finance with a minor in Economics. He has also taught accounting and commercial bank management at Cal Poly. Mr. Kaney started Kaney Foods, Inc. in San Luis Obispo, a wholesaler to restaurants and institutions in the counties of Monterey, Santa Barbara, Ventura, and San Luis Obispo. Mr. Kaney was responsible for all phases of the company warehousing, distribution, sales and accounting. The company was sold in 1987. Mr. Kaney is partially disabled and is actively involved in his investments. Mr. Kaney is an organizer, founder and past director of Commerce Bank of San Luis Obispo N.A., which was sold in March 1996 to Valliwide Bank. Mr. Kaney served for more than twelve years on the Loan Committee and the Investment Committee of Commerce Bank. Mr. Kaney is a past member of the Kiwanis Club and a member and past director of the Rotary Club of San Luis Obispo.

        Michael A. Lady, age 51 is an original organizer and director of the Bank. Mr. Lady has been a resident of Arroyo Grande for the past fifteen years and is the owner of Lady Family Mortuary in Arroyo Grande and Nipomo. In addition to his involvement in the mortuary business, Mr. Lady is an investor, as well as the former Mayor of the City of Arroyo Grande. Mr. Lady, through his development and governmental activities, is vitally aware of the future development plans for the

Arroyo Grande area, including plans for the possible annexation of unincorporated lands bordering Arroyo Grande to provide the space for a major increase in commercial development in the community.

        Mr. Lady is active in a large number of civic and fraternal organizations. He is the past president of the Arroyo Grande Chamber of Commerce and the Arroyo Valley Kiwanis. He is active in the Elks Club, Moose Lodge, Shriner's Club, the Freemasons, YMCA, and the Fraternal Order of Eagles. He was named the 1991 Arroyo Grande Citizen of the Year, and he and his wife were named South County Couple of the Year also in 1991. Mr. Lady is a leader in the Arroyo Grande community, and his involvement in the formation and management of the Bank has provided the Bank with an impressive base of valuable business customers.

        Gene Mintz, age 63, is an original organizer and director of the Bank. Mr. Mintz is a business and tax advisor for the Arroyo Grande area and owner of GSM Business Services, Inc., an Arroyo Grande business and tax advisory service. A life-long resident of San Luis Obispo County, Mr. Mintz is involved in a number of professional, civic, and charitable associations. He is the past president and director of the Kiwanis Club of greater Pismo Beach, and a 27 year member of the Elks club of the Pismo Beach area. Mr. Mintz is a general partner in W.M. Associates and Mintz Brothers. He is also the Secretary/Treasurer of Lanco Development Co., Inc. in which he is also a general partner.

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

        Ron Olson, age 59, is a director of the Bank. Mr. Olson is a Certified Public Accountant and is owner of Platino Management Services, Inc. which provides accounting and tax services, management consulting and property management services in Arroyo Grande and surrounding communities.

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

        Jack W. Robasciotti, age 75, is Vice Chairman of the board and an original organizing director of the Bank. Mr. Robasciotti was born in San Luis Obispo and has been active in banking since 1951. After an impressive 33 year career with Bank of America, Mr. Robasciotti "retired" to San Luis Obispo, where he worked for 12 years as the manager of the main office of Commerce Bank of San Luis Obispo, N.A.

        Mr. Robasciotti has been active in a number of civic, charitable and fraternal organizations in San Luis Obispo. His activities range from fundraising for the YMCA, to serving as a director and a member of organizations that provide shelter for abused women (SAVE), and (ALPHA) that counsels pregnant women. Mr. Robasciotti is a member of the San Luis Obispo Historical Society, previously serving as First Vice President, a past member of Hearst Castle Lighting Committee, and a committee member for a number of the San Luis Obispo Old Mission operating groups. He is also active in the De Tolosa Rotary club.

        Thomas J. Sherman, age 43, is President/Chief Operating Officer and director of the Bank and the President/Chief Financial Officer of Coast Bancorp. He was raised and educated in San Luis Obispo, graduating from Cal Poly San Luis Obispo. He has been in commercial lending for the past 16 years. He is a graduate of the Stonier Graduate School of Banking at the University of Delaware as well as the California Banking School at the University of San Diego. He is also a member of the American

Bankers Association Community Bankers Council and is a graduate of the California Bankers Association Leadership Program. Mr. Sherman is active in a number of civic, professional and charitable organizations. He is presently a member of the Exchange Club of San Luis Obispo and is Treasurer and board member of the Women's Shelter Program of San Luis Obispo, as well as Chairman of the Women's Shelter Program Endowment Trust. Mr. Sherman was formerly a board member of Friendship School, Foundation for Community Design and United Cerebral Palsy. He was also involved with the Muscular Dystrophy Association and SLO Babe Ruth Baseball.

        Jack C. Wauchope, age 67, is Chief Executive Officer and Chairman of the Board of Directors for both the Bank and the Bancorp. Mr. Wauchope has been in the banking industry for more than 42 years. For more than half of that time, he has served as the President and Chief Executive Officer of independent banks. Mr. Wauchope was the organizing President of Commerce Bank of San Luis Obispo. During his ten-year term at Commerce Bank, the Bank earned consistently high CAMEL ratings and was named a Premier Performing Bank for seven consecutive years. He is a graduate of Pacific Coast Banking School at the University of Washington, Seattle, Washington.

        Mr. Wauchope has served on the boards of numerous civic, charitable and trade organizations which include the Foundation for the Performing Arts Center, Hotline of San Luis Obispo County, San Luis Obispo Economics Forecast Project, Community Bankers of Southern California, Western Banking School, Rotary Club of San Luis Obispo Daybreak and the Civic Ballet of San Luis Obispo.

        Dan H. Wixom, age 52, is an original organizer and director of the Bank. Mr. Wixom is a rancher and an owner/operator of Wixom Trucking, LLC. Mr. Wixom formerly owned and operated Wixom Concrete, Inc., which was sold in 1997. A graduate of Cal Poly San Luis Obispo in Agriculture Management, Mr. Wixom is a fourth generation resident of San Luis Obispo County. He has been a member of Native Sons of the Golden West for twenty years and served as a president of the organization. Mr. Wixom served on the board of the Morro Bay Community Foundation. The foundation helps with youth activities on the Central Coast. He supports local educational institutions, volunteering time and donating materials for the Morro Bay FFA and 4H groups and for youth sports teams.

        Mr. Wixom is a member of the California Cattlemen's Association, the National Cattlemen's Association, and the San Luis Obispo County Farm Bureau. He has operated his own calf/cow operation for more than 30 years. Currently he runs over 300 mother cows on over 4,000 acres, with an additional 100 acres set aside for oat and hay production. His trucking company is involved in the statewide transportation of construction aggregates, bulk cement and livestock.

Executive Officers:

Jack C. Wauchope—Chief Executive Officer and Chairman of the Board—See "Directors"

Jack Robasciotti—Vice-Chairman of the Board, Business Development Officer—See "Directors"

Thomas J. Sherman—President and Chief Operating Officer—See "Directors"

        Julie Joslin, age 43, joined the Bank in 2000 as Vice President and Controller. She also serves as Assistant Secretary to the Bank's Board of Directors. She was raised and educated in Atascadero, California, where she began her banking career with Atascadero Federal Credit Union in 1983. She moved to Templeton National Bank in 1990 where she remained until that bank was sold in 1995. Joslin served as a Vice President and Controller while with Templeton National Bank. Joslin is also a graduate of the California Banking School at the University of San Diego.

        Berta Olson, age 62, was an original employee of the Bank. She currently serves as Vice President and Operations Administrator. She was raised and educated in Santa Barbara, California, where she began her banking career 45 years ago. Berta is a graduate of the Graduate School of Banking at the

University of Wisconsin at Madison. Over the years, Berta has volunteered for a number of civic and charitable organizations.

        Davina Palazzo, age 34, is Senior Vice President and Manager of the Bank's Small Business Loan Center. She was educated in Southern California, graduating from California State University—Fullerton. She has been in banking for the past 16 years, concentrating primarily over the last ten years in government guaranteed lending programs such as the U.S. Small Business Administration. She is a graduate of the Pacific Coast Banking School at the University of Washington. She also serves on the Board of Directors of the National Association of Government Guaranteed Lenders and Chairs their Small Bank Committee. She is presently serving on the Board of the Paso Robles Sunrise Rotary Club. Ms. Palazzo was the recipient of the SBA's Financial Service Advocate of the Year Award for 2002.

        Leah Pauly, age 40, is Senior Vice President and Credit Administrator for the Bank. She was raised and educated in Southern California but has lived in northern San Luis Obispo county for the past 16 years. She has actively worked in progressively more responsible positions in banking for the last 21 years. Over the years, Pauly has volunteered for a number of civic and charitable organizations. She currently serves on the Board of Directors of Life Span Services Network, Inc.

        Alan Tognazzini, age 57, joined the Bank in 2001 as Senior Vice President and Chief Information Officer. With more than 30 years banking experience in the local market, Tognazzini previously served as Senior Executive Vice President at First Bank of San Luis Obispo. Raised and educated locally, Tognazzini is a graduate of the California Banking School at the University of San Diego. He has also served as an instructor for the American Institute of Banking. In addition to a long list of service to local non-profit organizations to his credit, he is currently a board member and incoming president of the Exchange Club of San Luis Obispo. He is also a member of the Atascadero Elks Club and the American Legion of San Luis Obispo.

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

Compliance with Section 16(a) of the Securities Exchange Act

        Based solely on its review of Forms 3, 4, and 5, and amendments thereto, furnished to Bancorp during the 2001 fiscal year, no person who was a director, officer, or beneficial owner of more than ten percent of the Bank's Common Stock failed to file on a timely basis reports required by Section 16(a) during the 2001 fiscal year.

Item 10. Executive Compensation:

        The chart below contains information of Jack C. Wauchope, Thomas J. Sherman and Davina Palazzo as the only executive officers whose salary and other compensation was $100,000 or more.

Name and Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation		Awards: Securities Underlying Options(#)		All Other Compensation
Jack C. Wauchope CEO/Chairman of the Board	2002 2001 2000	$ $ $	158,750 143,750 128,750	$ $ $	7,800 6,000 —	$ $ $	— — —	$ $ $	— — —	$ $ $	14,650 10,341 8,356
Thomas J. Sherman President/COO	2002 2001 2000	$ $ $	125,833 115,833 105,833	$ $ $	7,800 6,000 —	$ $ $	— — —	$ $ $	— — —	$ $ $	5,533 6,726 6,696
Davina Palazzo Senior Vice President	2002 2001 2000	$ $ $	92,500 — —	$ $ $	6,000 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	4,224 — —

        The value of perquisites and other personal benefits are disclosed in other annual compensation if they exceed, in the aggregate, the lesser of $50,000 or 10% of salary and bonus. No amounts are reported in this column for Mr. Wauchope, Mr. Sherman or Mrs. Palazzo since the value of perquisites and other personal benefits did not exceed the reporting threshold.

        The Bank has employed Jack C. Wauchope as its Chief Executive Officer and entered into an employment agreement with him, which took effect in June 2000. The agreement provided for a term of three years at an annual base salary of $135,000.00 in year 1, $150,000.00 in year 2 and $165,000.00 in year 3, discretionary bonuses, and an automobile allowance of $500.00 per month, expense reimbursement, $400,000.00 of life insurance and standard and customary medical and dental insurance benefits. Additionally, Mr. Wauchope will be entitled to severance benefits equal to one year's base salary upon the occurrence of one or more enumerated events.

        The Bank has employed Thomas Sherman as its President and Chief Operating Officer and entered into an employment agreement with him, which took effect in June 2000. The agreement provides for a term of three years at an annual base salary of $110,000.00 in year 1, $120,000.00 in year 2 and $130,000.00 in year 3, discretionary bonuses, and an automobile allowance of $500.00 per month, expense reimbursement, $200,000.00 of life insurance and standard and customary medical and dental insurance benefits. Additionally, Mr. Sherman will be entitled to severance benefits equal to one year's base salary upon the occurrence of one or more enumerated events.

        The directors who are not full-time employees of the Bank are presently receiving monthly directors' fees. Wauchope and Sherman do not presently receive directors' fees.

        Other than Palazzo, there were no other executive officers whose annual salary and other annual compensation exceeded $100,000 for 2002.

Employees Stock Option Plan

        In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1997 Stock Option Plan, now known as the Coast Bancorp Employee Stock Option Plan (the "Employee Plan"). The Employee Plan was adopted to strengthen the Company and its subsidiaries by providing eligible full-time officers and employees an added incentive to perform at a high level and to reward extraordinary efforts to increase the earnings of Coast Bancorp and its subsidiaries. The incentive will take the form of an opportunity for officers and employees of Coast Bancorp and its subsidiaries to acquire a proprietary interest in the success of

Coast Bancorp by purchasing Shares of Coast Bancorp common stock. 125,000 shares of Coast Bancorp common stock may be issued pursuant to the exercise of Options granted under the Employee Plan, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company. As of March 14, 2003, approximately twenty eight officers and employees of Coast Bancorp and its affiliates were eligible to hold options to purchase under the Employee Plan. The Employee Plan contemplates the grant of incentive stock options and nonstatutory stock options.

        The Employee Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") or subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

Exercise and Grant of Options

        During 2002 no options were granted to Chief Executive Officer Jack C. Wauchope, to President/COO Thomas J. Sherman, or to Senior Vice President Davina Palazzo.

        The following table shows exercises of stock options during fiscal year 2002 by CEO/Chairman of the Board Jack C. Wauchope, to President/COO Thomas J. Sherman, or to Senior Vice President Davina Palazzo and the value at December 31, 2002 of unexercised options on an aggregated basis held by each such persons:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired On Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Jack C. Wauchope	0	0	20,000 / 0	$119,000 / $ -0-
Thomas J. Sherman	0	0	20,000 / 0	$119,000 / $ -0-
Davina Palazzo	0	0	3,000 / 4,500	$17,850 / $26,775

(1)
Based on a bid price of $15.95 at March 14, 2003

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

        The aggregate number of shares which may be issued pursuant to the exercise of Options granted under the Director Plan is 62,500 shares, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company (the "Shares"). As of March 14, 2003, approximately eight (8) directors of Coast Bancorp and its affiliates were eligible to hold options under the Director Plan. The Director Plan contemplates the grant of nonstatutory stock options only.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  a.
  There are no stockholders with ownership of 5% of the Bank's stock, except as set forth below. Mr. Wauchope's address is 500 Marsh Street, San Luis Obispo, CA 93401.

  b.

Name	Relationship to Bank	Number of Shares	Notes	Percentage Owned(1)

Jack C. Wauchope	Chairman of the Board & CEO	42,300	(2)	6.48%
Marilyn Britton	Corporate Secretary & Director	2,217	(8)	0.35%
Dario Domenghini	Director	11,400	(3,6)	1.79%
James M. Kaney	Director	7,700	(6)	1.21%
Michael A. Lady	Director	6,000	(6)	0.94%
Gene D. Mintz	Director	25,140	(6)	3.94%
Ron Olson	Director	11,534	(7)	1.82%
Jack W. Robasciotti	Vice Chairman & Director	7,000	(6)	1.10%
Thomas J. Sherman	President, COO & Director	30,000	(2,4)	4.60%
Dan H. Wixom	Director	16,800	(5,6)	2.64%
Davina Palazzo	SVP & Executive Officer	3,000	(9)	0.47%
Alan Tognazzini	SVP & Executive Officer	1,000	(9)	0.16%
Leah Pauly	SVP & Executive Officer	1,100	(9)	0.17%
Julie Joslin	VP & Executive Officer	800	(9)	0.13%
Berta Olson	VP & Executive Officer	1,400		0.22%

Directors & Executive Officers as a Group (15 persons)		167,391	(10)	23.55%

Notes Regarding Percentages Owned:

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

  (2)
  Includes 20,000 shares of incentive stock options that are presently exercisable.

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

  (7)
  Includes 834 shares of director stock options that are presently exercisable.

  (8)
  Includes 1,667 shares of director stock options that are presently exercisable.

  (9)
  Incentive stock options currently exercisable.

  (10)
  Includes 45,900 shares of incentive stock options and 32,501 shares of director stock options which are presently exercisable.

Item 12. Certain Relationships and Related Transactions.

        There is no existing or proposed material interests or transactions between the Bank and/or any of its officers or directors outside the ordinary course of the Bank's business.

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

Item 13. Exhibits and Reports on Form 8-K

  a)
  Exhibits

    See index to exhibits at page 68 of this Annual Report on Form 10-KSB.

  b)
  No Current Reports on Form 8-K were filed during the quarter ending December 31, 2002.

Item 14. Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

        Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chairman and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

        Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

        Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

        The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

        The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

        In accord with Commission requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

        Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Footnote
2.0	Plan of Acquisition and Agreement of Merger dated March 1, 2001	(1)
3.1	Articles of Incorporation of Coast Bancorp	(1)
3.2	Bylaws of Coast Bancorp	(1)
4.1	Certificate Evidencing Floating Rate Capital Securities
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture
4.3	Certificate Evidencing Floating Rate Common Securities
4.4	Guarantee Agreement
4.5	Indenture dated September 26, 2002, Coast Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture
9.0	Voting Trust Agreement	*
10.1	Coast Bancorp Stock Option Plan and specimen Non-Statutory and Incentive Stock Option Agreements	(2)**
10.2	Coast Bancorp Directors Stock Option Plan and specimen Non-Statutory Agreement	(2)**
10.3	Employment contract by and between Jack C. Wauchope and Coast National Bank	(1)**
10.4	Employment contract by and between Thomas Sherman and Coast National Bank	(1)**
10.5
Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A., as Institutional Trustee, Coast Bancorp as Sponsor, and Administrators, dated as of September 26, 2002
11.0	Statement regarding computation of per share earnings. Included in footnote 9 to the Registrant's audited financial statements included in this Annual Report.
13.0	2002 Annual Report to Shareholders	*
16.0	Letter regarding change in certifying accountant	*
21.0	Subsidiaries of the Coast Bancorp—Coast National Bank (100% owned)
23.0	Consent of Independent Public Accountants
24.0	Power of Attorney
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*
Not Applicable

**
Employment contracts and compensation plans

(1)
Filed as Exhibits 2, 3.1, 10.3 and 10.4, respectively, to Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2001 filed with the SEC and incorporated herein by reference.

(2)
Filed as Exhibits 99.1 and 99.2, respectively, to Registrant's Registration Statement on Form S-8 No. 333-84518 filed with the SEC and incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COAST NATIONAL BANK

By:	/s/ JACK C. WAUCHOPE Jack C. Wauchope Chief Executive Officer Chairman of the Board

        In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ MARILYN BRITTON Marilyn Britton	Director	March 27, 2003
/s/ DARIO DOMENGHINI Dario Domenghini	Director	March 27, 2003
/s/ JAMES M. KANEY James M. Kaney	Director	March 27, 2003
/s/ MICHAEL A. LADY Michael A. Lady	Director	March 27, 2003
/s/ GENE D. MINTZ Gene D. Mintz	Director	March 27, 2003
/s/ RON OLSON Ron Olson	Director	March 27, 2003
/s/ JACK W. ROBASCIOTTI Jack W. Robasciotti	Director	March 27, 2003
/s/ THOMAS J. SHERMAN Thomas J. Sherman	President Chief Financial Officer Director	March 27, 2003
/s/ DAN H WIXOM Dan H Wixom	Director	March 27, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jack C. Wauchope certify that:

1.
I have reviewed this annual report on Form 10-KSB of Coast Bancorp for the fiscal year ended December 31, 2002.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	/s/ JACK C. WAUCHOPE Jack C. Wauchope Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Thomas J. Sherman, certify that:

1.
I have reviewed this annual report on Form 10-KSB of Coast Bancorp for the fiscal year ended December 31, 2002.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

f.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

c.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	/s/ THOMAS J. SHERMAN Thomas J. Sherman Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-KSB
INDEX
SUPERVISION AND REGULATION
  Item 2. Description of Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management Discussion & Analysis of Analysis of Financial Condition and Results of Operations
  Item 7. Financial Statements
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
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
  Item 13. Exhibits and Reports on Form 8-K
  Item 14. Controls and Procedures
INDEX TO EXHIBITS
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER