Form 10QSB
period 2003-03-31
COAST BANCORP/CA
filed 2003-05-14
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to

Commission File No. 000-32827

COAST BANCORP

(Exact name of Registration as Specified in its Charter)

California	77-0567091
(State of incorporation or organization)	(IRS Employer Identification No.)

500 Marsh Street, San Luis Obispo, CA 93401
(Address of principal executive offices)

(805) 541-0400
(Registrant’s telephone number, including area code)

553-B Higuera Street, San Luis Obispo, CA 93401
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:   ☒      No:   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock – As of April 30, 2003, there were 633,300 shares of the issuer’s common stock outstanding.

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

THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE BANCORP.

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
Non-interest Income
Non-interest Expense
Income Taxes
Financial Condition
Asset Quality
Capital
Liquidity

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Item 2 – Changes in Securities
Item 3 – Defaults upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits and Reports of Form 8-K

SIGNATURES

COAST BANCORP & SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited)

(in thousands)	March 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$6,949	$7,742
Federal funds sold	18,690	15,470
TOTAL CASH AND CASH EQUIVALENTS	25,639	23,212

Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	2,084	2,092
TOTAL INVESTMENT SECURITIES	2,084	2,092
Loans:
Commercial	30,231	30,530
Real estate - construction	6,899	6,055
Real estate - other	54,379	45,765
Consumer	3,991	7,420
TOTAL LOANS	95,500	89,770
Net deferred loan fees	(385)	(355)
Allowance for credit losses	(1,010)	(1,000)
NET LOANS	94,105	88,415
Premises and equipment	6,684	6,684
Deferred taxes	272	286
Federal reserve bank stock, at cost	287	287
Other assets	968	981
TOTAL ASSETS	$130,039	$121,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$27,215	$26,496
Money market and NOW	33,104	29,581
Savings	6,335	5,906
Time deposits of $100,000 or more	31,457	28,269
Other time deposits	18,146	17,584
TOTAL DEPOSITS	116,257	107,836
Notes payable	677	721
Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	5,000	5,000
Other liabilities	138	571
TOTAL LIABILITIES	122,072	114,128
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 633,300 in 2003 and 632,400 in 2002	6,337	6,324
Additional paid-in capital
Retained earnings	1,586	1,456
Accumulated other comprehensive income - net unrealized gains on available-for-sale securities	44	49
TOTAL STOCKHOLDERS’ EQUITY	7,967	7,829
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,039	$121,957

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended March 31,
	2003	2002

Interest income:
Interest and fees on loans	$1,644	$1,416
Interest on taxable securities	19	99
Interest on federal funds sold	48	26
Other interest income	5	3

Total interest income	1,716	1,544

Interest expense:
Interest on money market and NOW accounts	68	89
Interest on savings deposits	12	15
Interest on time deposits	283	291
Interest on other borrowings	77	9
Total Interest Expense	440	404

Net interest income	1,276	1,140
Provision for loan losses	9	20

Net interest income after provision for loan losses	1,267	1,120

Noninterest income:
Service charges on deposit accounts and other	84	53
Gain on sale of loans and servicing fees	25	—
Gain on sale of securities	—	58

Total noninterest income	109	111

Noninterest expense:
Salaries and benefits	631	560
Net occupancy expense (net of rental income)	95	72
Equipment expense	65	49
Other expense	363	311

Total noninterest expense	1,154	992

Income before taxes	222	239
Income taxes	92	103
Net income	$130	$136

Earnings per share - Basic	$0.20	$0.22
Earnings per share - Diluted	$0.19	$0.20

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of changes in Stockholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Number of Shares	Amount
Balance at January 1, 2002	632,400	$6,324		$732	$100	$7,156
Exercise of stock options						—
Cash dividends				(47)		(47)
Comprehensive Income
Net income			$771	771		771
Unrealized gain on available-for-sale securities, net of taxes of $47,268			68		68	68
Less reclassification adjustments for gains included in net income, net of taxes of $82,815			(119)		(119)	(119)
Total comprehensive income			$720

Balance at December 31, 2002	632,400	$6,324		$1,456	$49	$7,829
Exercise of stock options	900	13				13
Cash dividends						—
Comprehensive Income
Net income			$130	130		130
Unrealized gain on available-for-sale securities, net of taxes			(5)		(5)	(5)
Total comprehensive income			$125

Balance at March 31, 2003	633,300	$6,337		$1,586	$44	$7,967

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2003	2002
Operating activities
Net income	$130	$136
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	87	52
Provision for loan losses	9	20
Realized gain on investment securities		(58)
Other items - net	11	(4)
Net cash provided by operating activities	237	146

Investing activities
Change in interest-bearing deposits	—	—
Proceeds from sale of investment securities	—	2,071
Maturities of investment securities	—	1,000
Net change in loans	(5,699)	(4,389)
Purchase of premises and equipment	(501)	(589)
Net cash used by investing activities	(6,200)	(1,907)

Financing activities
Increase in deposits	8,421	(1,104)
Principle payments on notes payable	(44)	—
Proceeds from exercise of options	13	(3)
Net cash provided (used) by financing actvities	8,390	(1,107)

Increase in cash and cash equivalents	2,427	(2,868)

Cash and cash equivalents at beginning of period	23,212	12,549

Cash and cash equivalents at end of period	$25,639	$9,681

Note 1                    Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2002 filed on Form 10-KSB.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month period ended March 31, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2                    Earnings Per Share

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

	For the Three Months Ended March 31,
	2003	2002
	Shares	Shares
Used in Basic EPS	632,750	632,400
Dilutive Effect of Outstanding Stock Options	31,638	31,983
Earnings per share - Diluted	664,388	664,383

Note 3                    Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2003 and 2002 to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002

Net Income:
As reported	$130	$136
Stock-based compensation using the intrinsic value method	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(11)	(11)
Pro Forma net income	$119	$125

Basic earnings per share:
As reported	$0.20	$0.22
Proforma	$0.19	$0.20

Diluted earnings per share:
As reported	$0.19	$0.20
Pro forma	$0.18	$0.19

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Description of Business

Coast Bancorp

Coast Bancorp (the “Bancorp” or “Coast Bancorp”), headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for March 31, 2003 and comparative information for December 31, 2002 and March 31, 2002 is inclusive of the consolidated Company.

Coast National Bank

Coast National Bank (the “Bank”) was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California.

When the Bank opened for business in June 1997, it purchased the real estate and building that housed the Arroyo Grande branch office.  On October 14, 1999, the Bank purchased an adjacent lot next to the San Luis Obispo main office on Marsh Street.  A few months later on February 1, 2000, the Bank also purchased the contiguous property and building that was home to the San Luis Obispo main office at 486 Marsh Street.  Construction of a new head office building on the adjacent lot began on October 11, 2001 and was completed on November 25, 2002.  The new main office, located at 500 Marsh Street is approximately 10,700 square feet with the San Luis Obispo branch operation occupying the ground floor and the administrative offices occupying the second floor.  The original main office at 486 Marsh Street now houses the Bank’s Small Business Lending Center and the Bank’s Note Department.

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch.  The purpose for this acquisition was the eventual construction and relocation of the Morro Bay branch to a larger facility with a drive-through lane.

As of March 31, 2003, the Bank had a total of 55 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 49 positions.  The Bank values its employees and feels that it enjoys satisfactory relations with them.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

Coast National Bank anticipates being able to satisfy its cash requirements, near term, with continuing deposit growth.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results.  Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies.  The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.  For example, the Company’s determination of the adequacy of its allowance for loan losses is particularly susceptible to management’s judgment and estimates.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.  The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans.

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

Overview

As of March 31, 2003, total consolidated assets of Coast Bancorp were $130.0 million in comparison to total assets of $122.0 million as of December 31, 2002. This represents an increase of $8.0 million, or 6.6%.  Compared to total assets of $103.5 million at March 31, 2002, the Company has increased assets by $26.5 million, or 25.6%, over the last twelve months.

For the three months ended March 31, 2003 the Bancorp reported consolidated net income of $130,000 or $0.19 diluted earnings per share compared to net income of $136,000 and $0.20 diluted earnings per share for the same period during 2002.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (the “interest rate spread”).   Net interest income was $1,276,000 for the quarter ended March 31, 2003, compared to $1,140,000 for the quarter ended March 31, 2002, representing an increase of 11.93%.  This increase was primarily the result of the significant growth in interest-earning assets generated by the Bank’s branches.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended March 31,		Year Ended December 31, 2002
	2003	2002

Interest Income	$1,716	$1,544	$6,406
Interest Expense	440	404	1,614

Net Interest Income	$1,276	$1,140	$4,792

Average Earning Assets	$108,467	$94,993	$97,661
Net Interest Margin	4.71%	4.80%	4.91%

The decrease in the net interest margin in the first quarter of 2003 as compared to the net interest margin at December 31, 2002 was due primarily to the lingering effect that followed a 50 basis point reduction in short-term interest rates by the Federal Reserve on November 7, 2002.

Provision for Loan Losses

Management of the Bank and the Bancorp believes that the allowance for loan losses is adequate.  The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner.  The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses.  This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio.  Classified loans are reviewed individually to estimate the amount of probable losses that needs to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The Company made a $9,000 contribution to the allowance for loan losses for the three months ended March 31, 2003 compared to $20,000 for the same period in 2002.  Management believes that the allowance, which equals 1.05% of total loans at March 31, 2003, is adequate to cover future losses.  The allowance for loan losses at December 31, 2002 was 1.11% of total loans.

Changes in the allowance for loan losses for the quarter ended March 31, 2002 and 2001 are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2003	2002

Allowance, Beginning of Period	$1,000	$850
Provision for Loan Losses	9	20
Net Recoveries	1	5

Allowance, End of Period	$1,010	$875

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the quarter ended March 31, 2003 totaled $109,000 compared to $111,000 for the same period in 2002 a 1.8% decrease.  During the three months ended March 31, 2003, the Bank elected to not realize any gains from either the sale of investment securities or from the sale of the guaranteed portion of government guaranteed loans.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the quarter ended March 31, 2003 totaled $1,154,000 compared to $992,000 for the same period in 2002 for an increase of 16.3%.  This increase is primarily due to the continuing growth of the Bank’s government guaranteed lending department specializing in Small Business Administration lending programs, the opening of the Bank’s new head office building during the latter part of 2002 and the overall expansion of the Bank’s customer base.

Income Taxes

The Bank recorded a $92,000 tax provision during the first quarter of 2003 compared to $103,000 during the same period in 2002.

Financial Condition

Balance Sheet Summary

As of March 31, 2003, total consolidated assets of Coast Bancorp were $130.0 million in comparison to total assets of $122.0 million as of December 31, 2002. This represents an increase of $8.0 million, or 6.6%.  Compared to total assets of $103.5 million at March 31, 2002, the company has increased assets by $26.5 million, or 25.6%, over the last twelve months.  These increases are the result of significant growth in deposits of all types.

It should be noted that for several quarters prior to September 30, 2002, management consciously restricted asset and deposit growth in order to maintain well-capitalized regulatory ratios.  With the completion of the trust preferred offering immediately prior to the end of the third quarter at September 30, 2002, the Company was well-positioned to finance future growth.  Subsequently, the majority of the company’s asset growth has occurred since September 30, 2002.  In the last six months, assets have increased $17.3 million, or 15.4%, with growth in deposits representing the majority of this growth.  Management believes that these recent increases are primarily due to the aggressive business development efforts put forth by the Bank’s staff in conjunction with the opening of the Bank’s new head office building in November 2002.

The majority of the growth in deposits has been reinvested in loans, which have increased by $14.1 million, or 17.3%, from $81.4 million at March 31, 2002 to $95.5 million at March 31, 2003.  The balance of the deposit growth has been invested in Fed Funds to fund continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Earnings Summary

Consolidated net income for the three months ended March 31, 2003 was $130,000 or $0.19 diluted earnings per share compared to net income of $136,000 or $0.20 diluted earnings per share for the same period during 2002.  The decrease in earnings in 2003 as compared to the same three-month period in 2002 was due primarily to the lingering effect on the Bank’s net interest margin following a 50 basis point reduction in short-term rates by the Federal Reserve on November 7, 2002, increases in non-interest expenses such as those associated with the opening of the Bank’s new head office building as well as the continuing expansion of the Bank’s Government Guaranteed lending department, and the payment of quarterly interest on the Company’s Trust Preferred borrowing.

Asset Quality

As of March 31, 2003, the Company had one loan on non-accrual in an amount of $6,000 and no loans 90 days or more past due and still accruing.  There were also no restructured loans.  As of March 31, 2002 the Company had no loans on nonaccrual or loans 90 day past due and still accruing. As of December 31, 2002 the Company had no loans on non-accrual or loans 90 days past due and still accruing.

As of March 31, the Company has had no OREO during 2003 or 2002.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.

Stockholders equity at March 31, 2003 was $7.967 million, compared to $7.829 at December 31, 2002.  Stockholders equity increased primarily from net income of $130,000.  The balance of the increase was the result of a former employee exercising the vested amount of their stock options immediately upon their departure from the Bank.

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

Coast Bancorp maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Company are as follows:

	Regulatory Standard		Coast National Bank	Coast National Bank
	Adequately Capitalized	Well Capitalized	As of March 31, 2003	As of December 31, 2002
Total risk-based capital ratio	8.00%	10.00%	12.62%	13.33%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.65%	12.30%
Tier 1 leverage capital ratio	4.00%	5.00%	9.66%	10.18%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Item 3.  Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – CHANGES IN SECURITIES

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

EXHIBIT 99.1 – CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

EXHIBIT 99.2 – CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

(b)         Reports on Form 8-K

No Form 8-K’s were filed by the Bank during the quarter ended March 31, 2003.

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	May 13, 2003	/s/ Jack Wauchope
Jack Wauchope
Chairman of the Board Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2003	/s/ Thomas Sherman
Thomas Sherman
President/Chief Operating Officer Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jack C. Wauchope certify that:

1.               I have reviewed this annual report on Form 10-QSB of Coast Bancorp for the quarter ended March 31, 2003.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ JACK C. WAUCHOPE
Jack C. Wauchope
Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Thomas J. Sherman, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Coast Bancorp for the quarter year ended March 31, 2003.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ THOMAS J. SHERMAN
Thomas J. Sherman
Chief Financial Officer (Principal Financial Officer)