Form 10QSB
period 2003-06-30
COAST BANCORP/CA
filed 2003-08-12
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock – As of July 31, 2003, there were 633,300 shares of the issuer’s common stock outstanding.

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

THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE BANCORP.

MOREOVER, WHEREVER PHRASES ARE USED SUCH AS OR SIMILAR TO, “IN MANAGEMENT’S OPINION,”“MANAGEMENT BELIEVES,” OR “MANAGEMENT CONSIDERS”, SUCH STATEMENTS ARE AS OF, AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

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
Item 6 – Exhibits and Reports of Form 8-K

SIGNATURES

COAST BANCORP & SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited)

(in thousands)	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$8,408	$7,742
Federal funds sold	11,050	15,470
TOTAL CASH AND CASH EQUIVALENTS	19,458	23,212

Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	2,085	2,092
TOTAL INVESTMENT SECURITIES	2,085	2,092
Loans:
Commercial	36,826	30,530
Real estate - construction	8,814	6,055
Real estate - other	55,250	45,765
Consumer	3,758	7,420
TOTAL LOANS	104,648	89,770
Net deferred loan fees	(358)	(355)
Allowance for credit losses	(1,050)	(1,000)
NET LOANS	103,240	88,415
Premises and equipment	7,032	6,684
Deferred taxes	265	286
Federal Reserve Bank and FHLB stock, at cost	413	287
Other assets	1,123	981
TOTAL ASSETS	$133,616	$121,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$31,930	$26,496
Money market and NOW	30,376	29,581
Savings	6,764	5,906
Time deposits of $100,000 or more	32,092	28,269
Other time deposits	18,370	17,584
TOTAL DEPOSITS	119,532	107,836
Notes payable	673	721
Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	5,000	5,000
Other liabilities	159	571
TOTAL LIABILITIES	125,364	114,128
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 633,300 in 2003 and 632,400 in 2002	6,337	6,324
Additional paid-in capital
Retained earnings	1,869	1,456
Accumulated other comprehensive income - net unrealized gains on available-for-sale securities	46	49
TOTAL STOCKHOLDERS’ EQUITY	8,252	7,829
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,616	$121,957

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$1,793	$1,460	$3,437	2,876
Interest on taxable securities	20	86	39	185
Interest on federal funds sold	42	29	90	55
Other interest income	9	3	14	6

Total interest income	1,864	1,578	3,580	3,122

Interest expense:
Interest on money market and NOW accounts	64	85	132	174
Interest on savings deposits	14	14	26	29
Interest on time deposits	297	272	580	563
Interest on other borrowings	77	11	154	20

Total interest expense	452	382	892	786

Net interest income	1,412	1,196	2,688	2,336
Provision for loan losses	145	60	154	80

Net interest income after provision for loan losses	1,267	1,136	2,534	2,256

Noninterest income:
Service charges on deposit accounts and other	140	53	224	105
Gain on sale of loans and servicing fees	254	257	279	258
Gain on sale of securities	0	38	0	96

Total noninterest income	394	348	503	459

Noninterest expense:
Salaries and benefits	643	552	1,274	1,112
Net occupancy expense (net of rental income)	90	70	185	142
Equipment expense	65	50	130	99
Other expense	377	380	740	691

Total noninterest expense	1,175	1,052	2,329	2,044

Income before taxes	486	432	708	671
Income taxes	203	198	295	301
Net income	$283	$234	$413	$370

Earnings per share - Basic	$0.45	$0.37	$0.65	$0.59
Earnings per share - Diluted	$0.43	$0.36	$0.62	$0.56

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of changes in Stockholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount
Balance at January 1, 2002	632,400	$6,324		$732	$100	$7,156
Exercise of stock options						—
Cash dividends				(47)		(47)
Comprehensive Income
Net income			$771	771		771
Unrealized gain on available-for-sale securities, net of taxes of $47,268			68		68	68
Less reclassification adjustments for gains included in net income, net of taxes of $82,815			(119)		(119)	(119)
Total comprehensive income			$720

Balance at December 31, 2002	632,400	$6,324		$1,456	$49	$7,829
Exercise of stock options	900	13				13
Cash dividends						—
Comprehensive Income
Net income			$413	413		413
Unrealized gain on available-for-sale securities, net of taxes			(3)		(3)	(3)
Total comprehensive income			$410

Balance at June 30, 2003	633,300	$6,337		$1,869	$46	$8,252

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2003	2002
Operating activities
Net income	$413	$370
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	177	108
Provision for loan losses	154	80
Realized gain on investment securities	—	(96)
Other items - net	(117)	(38)
Net cash provided by operating activities	627	424

Investing activities
Change in interest-bearing deposits	—	—
Proceeds from sale of investment securities	—	4,133
Maturities of investment securities	—	1,000
Purchase of investment securities	—	(2,012)
Net change in loans	(14,979)	(2,426)
Increase in Federal Reserve Bank and FHLB Stock	(125)	(13)
Purchase of premises and equipment	(938)	(1,328)
Net cash provided (used) by investing activities	(16,042)	(646)

Financing activities
Increase (decrease) in deposits	11,696	(1,067)
Principle payments on notes payable	(48)	(5)
Proceeds from exercise of options	13	—
Net cash provided (used) by financing actvities	11,661	(1,072)

Increase (decrease) in cash and cash equivalents	(3,754)	(1,294)

Cash and cash equivalents at beginning of period	23,212	12,549

Cash and cash equivalents at end of period	$19,458	$11,255

The accompanying notes are an integral part of these consolidated financial statements

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month period ended June 30, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	Shares	Shares	Shares	Shares
Used in Basic EPS	633,300	632,400	633,027	632,400
Dilutive Effect of Outstanding Stock Options	29,453	20,305	30,546	26,144
Earnings per share - Diluted	662,753	652,705	663,573	658,544

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2003 and 2002 to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net Income:
As reported	$283	$234	$413	$370
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(12)	(10)	(23)	(21)
Pro Forma net income	$271	$224	$390	$349

Basic earnings per share:
As reported	$0.45	$0.37	$0.65	$0.59
Proforma	$0.43	$0.35	$0.62	$0.55

Diluted earnings per share:
As reported	$0.43	$0.36	$0.62	$0.56
Pro forma	$0.41	$0.34	$0.59	$0.53

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

Description of Business

Coast Bancorp

Coast Bancorp, headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for June 30, 2003 and comparative information for December 31, 2002 and June 30, 2002 is inclusive of the consolidated Company.

Coast National Bank

Coast National Bank was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California.

When the Bank opened for business in June 1997, it purchased the real estate and building that housed the Arroyo Grande branch office.  On October 14, 1999, the Bank purchased an adjacent lot next to the San Luis Obispo main office on Marsh Street.  A few months later on February 1, 2000, the Bank also purchased the contiguous property and building that was home to the San Luis Obispo main office at 486 Marsh Street.  Construction of a new head office building on the adjacent lot began on October 11, 2001 and was completed on November 25, 2002.  The new main office, located at 500 Marsh Street is approximately 10,700 square feet with the San Luis Obispo branch operation occupying the ground floor and the administrative offices occupying the second floor.  One-half of the original main office at 486 Marsh Street now houses the Bank’s Small Business Lending Center and the Bank’s Note Department.  The other half of the building is leased to two tenants including a local title insurance company and a long-time real estate developer.  The title insurance company lease is at a rate of $2,850.00 per month until December 31, 2004 with no options to extend.  The real estate developer is on a month-to-month basis at a rate of approximately $825.00 per month.

Also located on the San Luis Obispo property is a modular building of approximately 3,500 square feet that was formerly a banking facility occupied by WestAmerica Bank under a ground lease.  The address of this facility is 545 Higuera Street, San Luis Obispo, California.  On November 9, 2001, the modular branch facility and the deposits of this WestAmerica Bank branch office were acquired by Heritage Oaks Bank and the office was subsequently closed.  The Bank then negotiated with Heritage Oaks Bank for the early termination of the underlying ground lease for valuable consideration, namely the assignment of title of the modular facility to the Bank.  For several months thereafter, the modular facility housed the Bank’s Small Business Lending Center until it was relocated to the 486 Marsh Street building upon completion of the Bank’s new head office.  Beginning on July 1, 2003, the modular facility has been leased to the County of San Luis Obispo under a one-year lease at $5,500.00 per month with a one-year option to renew.

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch.  The purpose for this acquisition was the eventual construction and relocation of the Morro Bay branch to a larger facility with a drive-through lane.  The commencement of construction is anticipated for the fourth quarter of 2003 or the first quarter of 2004.

In April 2003, the Bank purchased a vacant lot at the southeast corner of Main and Seventh Streets in Templeton.  The purpose for this acquisition was the eventual construction of a new Templeton branch with a drive-through lane in order to serve northern San Luis Obispo County.  The Bank subsequently submitted a branch application with the Office of the Comptroller of the Currency for this location when completed.  That branch application has been approved by the OCC.

In May 2003, the Bank entered into a lease agreement for office space at 5060 California Avenue, Suite 530, in Bakersfield, California, that became effective on June 1, 2003.  The Bank subsequently notified the Office of the Comptroller of the Currency that this office space will serve as a loan production office primarily for the expansion of the Bank’s government-guaranteed lending activities in that market.

As of June 30, 2003, the Bank had a total of 59 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 53 positions.  The Bank values its employees and feels that it enjoys satisfactory relations with them.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

As of June 30, 2003, total consolidated assets of Coast Bancorp were $133.6 million in comparison to total assets of $122.0 million as of December 31, 2002. This represents an increase of $11.6 million, or 9.5%.  Compared to total assets of $103.9 million at June 30, 2002, the company has increased assets by $29.7 million, or 28.6%, over the last twelve months.

For the three months ended June 30, 2003 the Bancorp reported consolidated net income of $283,000 or $0.43 diluted earnings per share compared to net income of $234,000 and $0.36 diluted earnings per share for the same period during 2002.  For the six months ended June 30, 2003 the Bancorp reported consolidated net income of $413,000 or $0.62 diluted earnings per share compared to consolidated net income of $370,000 or $0.56 diluted earnings per share for the same period in 2002.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the interest rate spread, or more specifically on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.  Net interest income was $1,412,000 for the quarter ended June 30, 2003, compared to $1,196,000 for the quarter ended June 30, 2002, representing an increase of 18.1%.  Net interest income was $2,688,000 for the six months ended June 30, 2003, compared to $2,336,000 for the six months ended June 30, 2002, representing an increase of 15.1%.  This increase, while offset somewhat by lower interest rates, was primarily the result of the significant loan growth generated by the Bank’s branches.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2002
	2003	2002	2003	2002

Interest Income	$1,864	$1,578	$3,580	$3,122	$6,406
Interest Expense	452	382	892	786	1,614

Net Interest Income	$1,412	$1,196	$2,688	$2,336	$4,792

Average Earning Assets	$118,374	$95,190	$114,619	$96,592	$97,661
Net Interest Margin	4.77%	5.03%	4.69%	4.84%	4.91%

The decrease in the net interest margin in the first half of 2003 as compared to the net interest margin at December 31, 2002 was due primarily to the lingering effect that followed a 50 basis point reduction in short-term interest rates by the Federal Reserve on November 7, 2002 and a subsequent 25 basis point reduction in short-term interest rates on June 25, 2003.

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

The Company made a $154,000 contribution to the allowance for loan losses for the six months ended June 30, 2003 compared to $80,000 for the same period in 2002.  Management believes that the allowance, which equals 1.00% of total loans at June 30, 2003, is adequate to cover future losses.  The allowance for loan losses at December 31, 2002 was 1.11% of total loans.

Changes in the allowance for loan losses for the three months ended and the six months ended June 30, 2003 and 2002 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Allowance, Beginning of Period	$1,010	$875	$1,000	$850
Provision for Loan Losses	145	60	154	80
Loans Charged Off - net of recoveries	(105)	5	(105)	10

Allowance, End of Period	$1,050	$940	$1,050	$940

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the three months ended June 30, 2003 totaled $394,000 compared to $348,000 for the same period in 2002 a 13.2% increase.  Non-interest income for the six months ended June 30, 2003 totaled $503,000 compared to $459,000 for the same period in 2002 a 9.6% increase.  This increase is primarily due to the realized gains on the sale of the guaranteed portion of government-guaranteed loans and loan referral fees generated by the Bank’s mortgage loan referral program.  During the six months ended June 30, 2003, the Bank elected to not realize any gains from the sale of investment securities.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended June 30, 2003 totaled $1,175,000 compared to $1,052,000 for the same period in 2002 for an increase of 11.7%.  Non-interest expense for the six months ended June 30, 2003 totaled $2,329,000 compared to $2,044,000 for the same period in 2002 for an increase of 13.9%.  This increase is primarily due to the continuing growth of the Bank’s government guaranteed lending department specializing in Small Business Administration lending programs, the opening of the Bank’s new head office building during the latter part of 2002 and the overall expansion of the Bank’s customer base.

Income Taxes

The Company recorded a $203,000 tax provision during the three months ended June 30, 2003 compared to $198,000 during the same period in 2002.  The Company recorded a $295,000 tax provision for the six months ended June 30, 2003 compared to $301,000 during the same period in 2002.

Financial Condition

Balance Sheet Summary

As of June 30, 2003, total consolidated assets of Coast Bancorp were $133.6 million in comparison to total assets of $122.0 million as of December 31, 2002. This represents an increase of $11.6 million, or 9.5%.  Compared to total assets of $103.9 million at June 30, 2002, the company has increased assets by $29.7 million, or 28.6%, over the last twelve months.  These increases are the result of significant growth in deposits of all types.

It should be noted that for several quarters prior to September 30, 2002, management consciously restricted asset and deposit growth in order to maintain well-capitalized regulatory ratios.  With the completion of the trust preferred offering immediately prior to the end of the third quarter at September 30, 2002, the Company was well-positioned to finance future growth.  Subsequently, the majority of the company’s asset growth has occurred since September 30, 2002.  In the last nine months, assets have increased $20.9 million, or 18.6%, with growth in deposits representing the majority of this increase.  Management believes that these recent increases are primarily due to the business development efforts put forth by the Bank’s staff in conjunction with the opening of the Bank’s new head office building in November 2002.

The majority of the growth in deposits has been reinvested in loans, which have increased by $25.2 million, or 31.8%, from $79.4 million at June 30, 2002 to $104.6 million at June 30, 2003.  The balance of the deposit growth has been invested in Fed Funds to fund continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Earnings Summary

Consolidated net income for the three months ended June 30, 2003 was $283,000 or $0.43 diluted earnings per share compared to net income of $234,000 or $0.36 diluted earnings per share for the same period during 2002.  Consolidated net income for the six months ended June 30, 2003 was $413,000 or $0.62 diluted earnings per share compared to net income of $370,000 or $0.56 diluted earnings per share for the same period during 2002.  The increase in earnings in 2003 as compared to the same three and six-month period in 2002 was still attained in the face of the lingering effects on the Bank’s net interest margin following reductions in short-term rates by the Federal Reserve of 50 basis points on November 7, 2002 and another 25 basis points on June 25, 2003, as well as increases in non-interest expenses such as those associated with the opening of the Bank’s new head office building as well as the continuing expansion of the Bank’s Government Guaranteed lending department, and the payment of quarterly interest on the Company’s Trust Preferred borrowing.

Asset Quality

As of June 30, 2003, the Company had one loan on non-accrual in an amount of $54,000 and no loans 90 days or more past due and still accruing.  As of June 30, 2002 the Company had no loans on nonaccrual or loans 90 day past due and still accruing. As of December 31, 2002 the company had no loans on non-accrual or loans 90 days past due and still accruing.  As of June 30, the Company has had no OREO during 2003 or 2002.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.

Stockholders equity at June 30, 2003 was $8.252 million, compared to $7.829 million at December 31, 2002.  Stockholders equity increased primarily from net income of $413,000.  The balance of the increase was the result of a former employee exercising the vested amount of that employee’s stock options immediately upon that employee’s departure from the Bank.

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

Coast Bancorp maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Company are as follows:

	Regulatory Standard		Coast National Bank	Coast National Bank
	Adequately Capitalized	Well Capitalized	As of June 30, 2003	As of December 31, 2002
Total risk-based capital ratio	8.00%	10.00%	12.28%	13.33%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.33%	12.30%
Tier 1 leverage capital ratio	4.00%	5.00%	9.37%	10.18%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Investment Committee is responsible for the managing of the on- and off- balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.  The Investment Committee meets regularly to assess the projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual customer funding needs.  Deposits generated from Bank customers serve as the primary source of liquidity.  The Bank has credit arrangements with correspondent banks that serve as a secondary liquidity source.  The Bank has also been approved for membership in the Federal Home Loan Bank of San Francisco (FHLBSF) and has the capability of borrowing from this source as well.  However, the Bank has not historically had the need to borrow from these sources.

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.  As of the six months ended June 30, 2003, the Bank had a loan-to-deposit ratio of 87.5%.

Item 3.  Controls and Procedures

Based on their evaluation as of June 30, 2003, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – CHANGES IN SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  Coast Bancorp’s 2003 Annual Meeting of Shareholders was held on May 15, 2003 (the “Meeting”).  The Meeting involved the following proposals:

1.               To elect ten (10) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.               To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2003 fiscal year, and

(b)                                 Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There were no solicitations in opposition to management’s nominees as listed in the proxy statement, and all such nominees were elected.

On Proposal No. 2 to approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2003 fiscal year, 492,611 shares voted in favor of approval, five hundred shares voted against approval, 900 shares abstained, and there were zero (0) broker non-votes.  Accordingly, Proposal No. 2 was passed by the shareholders.

(c)                                  There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

Exhibit 11 -	EARNINGS PER SHARE (See Note 2 under Item 1 – Basis of Presentation on page 8 of this report)

Exhibit 31 -	RULE 13a-14(a) CERTIFICATIONS

	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer

Exhibit 32 -	SECTION 1350 CERTIFICATIONS

	32.1	Certification of Chief Executive Officer
	32.2	Certification of Chief Financial Officer

(b)         Reports on Form 8-K

No Form 8-K’s were filed by the Bank during the quarter ended June 30, 2003.

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	August 11, 2003	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2003	/s/ Thomas J. Sherman
Thomas J. Sherman
President/Chief Operating Officer
Chief Financial Officer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20219

Exhibits

To

FORM 10 – QSB

QUARTERLY REPORT

UNDER

SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

COAST BANCORP