Form 10QSB
period 2003-09-30
COAST BANCORP/CA
filed 2003-11-12
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock – As of October 31, 2003, there were 633,300 shares of the issuer’s common stock outstanding.

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
Item 6 – Exhibits and Reports on Form 8-K

SIGNATURES

COAST BANCORP & SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited)

(in thousands)	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$8,586	$7,742
Federal funds sold	5,975	15,470
TOTAL CASH AND CASH EQUIVALENTS	14,561	23,212

Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	12,174	2,092
TOTAL INVESTMENT SECURITIES	12,174	2,092
Loans:
Commercial	30,514	30,530
Real estate - construction	10,340	6,055
Real estate - other	60,759	45,765
Consumer	4,318	7,420
TOTAL LOANS	105,931	89,770
Net deferred loan fees	(362)	(355)
Allowance for credit losses	(1,073)	(1,000)
NET LOANS	104,496	88,415
Premises and equipment	7,017	6,684
Deferred taxes	237	286
Federal Reserve Bank and FHLB stock, at cost	414	287
Other assets	1,148	981
TOTAL ASSETS	$140,047	$121,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$31,890	$26,496
Money market and NOW	37,075	29,581
Savings	7,285	5,906
Time deposits of $100,000 or more	31,873	28,269
Other time deposits	17,496	17,584
TOTAL DEPOSITS	125,619	107,836
Notes payable	669	721
Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	5,000	5,000
Other liabilities	180	571
TOTAL LIABILITIES	131,468	114,128
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 633,300 in 2003 and 632,400 in 2002	6,337	6,324
Additional paid-in capital
Retained earnings	2,194	1,456
Accumulated other comprehensive income - net unrealized gains on available-for-sale securities	48	49
TOTAL STOCKHOLDERS’ EQUITY	8,579	7,829
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,047	$121,957

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$1,839	$1,534	$5,276	4,410
Interest on taxable securities	45	76	84	261
Interest on federal funds sold	28	24	118	79
Other interest income	10	3	24	9

Total interest income	1,922	1,637	5,502	4,759

Interest expense:
Interest on money market and NOW accounts	52	82	184	256
Interest on savings deposits	15	14	41	43
Interest on time deposits	280	270	860	833
Interest on other borrowings	75	13	229	33

Total interest expense	422	379	1,314	1,165

Net interest income	1,500	1,258	4,188	3,594
Provision for loan losses	20	36	174	116

Net interest income after provision for loan losses	1,480	1,222	4,014	3,478

Noninterest income:
Service charges on deposit accounts and other	75	57	233	162
Mortgage loan referral fees	120	—	186	—
Gain on sale of loans and servicing fees	118	119	397	377
Gain on sale of securities	—	39	0	135

Total noninterest income	313	215	816	674

Noninterest expense:
Salaries and benefits	699	579	1,973	1,691
Net occupancy expense (net of rental income)	82	80	267	222
Equipment expense	62	47	192	146
Other expense	394	413	1,134	1,104

Total noninterest expense	1,237	1,119	3,566	3,163

Income before taxes	556	318	1,264	989
Income taxes	231	102	526	403
Net income	$325	$216	$738	$586

Earnings per share - Basic	$0.51	$0.34	$1.16	$0.93
Earnings per share - Diluted	$0.48	$0.33	$1.11	$0.89

COAST BANCORP & SUBSIDIARIES

Statement of changes in Stockholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance at January 1, 2002	632,400	$6,324		$732	$100	$7,156
Exercise of stock options						—
Cash dividends				(47)		(47)
Comprehensive Income
Net income			$771	771		771
Unrealized gain on available-for-sale securities, net of taxes of $47,268			68		68	68
Less reclassification adjustments for gains included in net income, net of taxes of $82,815			(119)		(119)	(119)
Total comprehensive income			$720

Balance at December 31, 2002	632,400	$6,324		$1,456	$49	$7,829
Exercise of stock options	900	13				13
Cash dividends						—
Comprehensive Income
Net income			$738	738		738
Unrealized gain on available-for-sale securities, net of taxes			(1)		(1)	(1)
Total comprehensive income			$737

Balance at September 30, 2003	633,300	$6,337		$2,194	$48	$8,579

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2003	2002
Operating activities
Net income	$738	$586
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	264	158
Provision for loan losses	174	116
Realized gain on investment securities	—	(135)
Other items - net	(88)	(337)
Net cash provided by operating activities	1,088	388

Investing activities
Change in interest-bearing deposits	—	—
Proceeds from sale of investment securities	—	6,191
Maturities of investment securities	—	1,000
Purchase of investment securities	(10,093)	(2,012)
Net change in loans	(16,255)	(4,254)
Increase in Federal Reserve Bank and FHLB Stock	(125)	(13)
Purchase of premises and equipment	(1,010)	(1,952)
Net cash provided (used) by investing activities	(27,483)	(1,040)

Financing activities
Increase (decrease) in deposits	17,783	2,458
Proceeds from trust preferred securities	—	5,000
Principle payments on notes payable	(52)	(10)
Proceeds from exercise of options	13	—
Net cash provided (used) by financing actvities	17,744	7,448

Increase (decrease) in cash and cash equivalents	(8,651)	6,796

Cash and cash equivalents at beginning of period	23,212	12,549

Cash and cash equivalents at end of period	$14,561	$19,345

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and nine month period ended September 30, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2                                                             Earnings Per Share

Effective December 31, 1997, the Bank adopted SFAS No. 128, “Earnings per Share”, which has subsequently been adopted by the Company.  Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	Shares	Shares	Shares	Shares
Used in Basic EPS	633,300	632,400	633,119	632,400
Dilutive Effect of Outstanding Stock Options	41,864	24,432	34,315	25,572
Earnings per share - Diluted	675,164	656,832	667,434	657,972

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2003 and 2002 to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income:
As reported	$325	$216	$738	$586
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(11)	(11)	(34)	(32)
Pro Forma net income	$314	$205	$704	$554

Basic earnings per share:
As reported	$0.51	$0.34	$1.17	$0.93
Proforma	$0.50	$0.32	$1.11	$0.88

Diluted earnings per share:
As reported	$0.48	$0.33	$1.11	$0.89
Pro forma	$0.47	$0.31	$1.05	$0.84

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

Description of Business

Coast Bancorp

Coast Bancorp, headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented for September 30, 2003 and comparative information for December 31, 2002 and September 30, 2002 is inclusive of the consolidated Company.

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

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch.  The purpose for this acquisition was the eventual construction and relocation of the Morro Bay branch to a larger facility with a drive-through lane.  The commencement of construction is anticipated for the fourth quarter of 2003.

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

As of September 30, 2003, the Bank had a total of 58 employees, including 11 part-time employees.  Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 52 positions.  The Bank values its employees and believes that it enjoys satisfactory relations with them.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

As of September 30, 2003, total consolidated assets of Coast Bancorp were $140.0 million in comparison to total assets of $122.0 million as of December 31, 2002. This represents an increase of $18.0 million, or 14.75%.  Compared to total assets of $112.7 million at September 30, 2002, the Company has increased assets by $27.3 million, or 24.2%, over the last twelve months.

For the three months ended September 30, 2003 the Bancorp reported consolidated net income of $325,000 or $0.48 diluted earnings per share compared to net income of $216,000 and $0.33 diluted earnings per share for the same period during 2002.  For the nine months ended September 30, 2003 the Bancorp reported consolidated net income of $738,000 or $1.11 diluted earnings per share compared to consolidated net income of $586,000 or $0.89 diluted earnings per share for the same period in 2002.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the interest rate spread, or more specifically on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.   Net interest income was $1,500,000 for the quarter ended September 30, 2003, compared to $1,258,000 for the quarter ended September 30, 2002, representing an increase of 19.2%.  Net interest income was $4,188,000 for the nine months ended September 30, 2003, compared to $3,594,000 for the nine months ended September 30, 2002, representing an increase of 16.5%.  This increase, while offset somewhat by lower interest rates, was primarily the result of the significant loan growth generated by the Bank’s branches.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2002
	2003	2002	2003	2002

Interest Income	$1,921	$1,637	$5,502	$4,759	$6,406
Interest Expense	421	379	1,314	1,165	1,614

Net Interest Income	$1,500	$1,258	$4,188	$3,594	$4,792

Average Earning Assets	$122,132	$95,437	$116,482	$95,208	$97,661
Net Interest Margin	4.91%	5.27%	4.79%	5.03%	4.91%

The decrease in the net interest margin for the three-month and the nine-month periods ending September 30, 2003 as compared to the net interest margin for the three-month and nine-month periods ending September 30, 2002 was due primarily to the lingering effect that followed a 50 basis point reduction in short-term interest rates by the Federal Reserve on November 7, 2002 and a subsequent 25 basis point reduction in short-term interest rates on June 25, 2003.

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

The Company made a $174,000 contribution to the allowance for loan losses for the nine months ended September 30, 2003 compared to $116,000 for the same period in 2002.  Management believes that the allowance, which equals 1.02% of total loans at September 30, 2003, is adequate to cover future losses.  The allowance for loan losses at December 31, 2002 was 1.11% of total loans.

Changes in the allowance for loan losses for the three months ended and the nine months ended September 30, 2003 and 2002 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Allowance, Beginning of Period	$1,050	$940	$1,000	$850
Provision for Loan Losses	20	36	174	116
Loans Charged Off - net of recoveries	3	(6)	(101)	4

Allowance, End of Period	$1,073	$970	$1,073	$970

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the three months ended September 30, 2003 totaled $313,000 compared to $215,000 for the same period in 2002 representing a 45.6% increase.  Non-interest income for the nine months ended September 30, 2003 totaled $816,000 compared to $674,000 for the same period in 2002 representing a 21.1% increase.  Compared to the same nine-month period in 2002, the increases in non-interest income for 2003 have been due to increases in service charges of $71,000 on our growing portfolio of deposit accounts, increases in the amount of servicing fees and realized gains on the sale of the guaranteed portion of government-guaranteed loans totaling $20,000, and loan referral fees of $186,000 generated by the Bank’s new mortgage loan referral program.  For reference, the mortgage loan referral program commenced operations in 2003 so there was no income from this program in 2002.

Over the nine-month period in 2002, the Bank realized $135,000 in gains from the sale of investment securities.  However, during the nine months ended September 30, 2003, the Bank elected to not realize any gains from the sale of investment securities.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended September 30, 2003 totaled $1,237,000 compared to $1,119,000 for the same period in 2002 for an increase of 10.5%.  Non-interest expense for the nine months ended September 30, 2003 totaled $3,566,000 compared to $3,163,000 for the same period in 2002 for an increase of 12.7%.  This increase is primarily due to the continuing growth of the Bank’s government guaranteed lending department specializing in Small Business Administration lending programs, the opening of the Bank’s new head office building during the latter part of 2002 and the overall expansion of the Bank’s customer base.

Income Taxes

The Company recorded a $231,000 tax provision during the three months ended September 30, 2003 compared to $102,000 during the same period in 2002.  The Company recorded a $526,000 tax provision for the nine months ended September 30, 2003 compared to $403,000 during the same period in 2002.

Financial Condition

Balance Sheet Summary

As of September 30, 2003, total consolidated assets of Coast Bancorp were $140.0 million in comparison to total assets of $122.0 million as of December 31, 2002. This represents an increase of $18.0 million, or 14.75%.  Compared to total assets of $112.7 million at September 30, 2002, the Company has increased assets by $27.3 million, or 24.2%, over the last twelve months.  These increases are the result of significant growth in non-interest-bearing demand deposits, money-market and NOW accounts, as well as modest growth in savings and time deposit accounts.

It should be noted that for several quarters prior to September 30, 2002, management consciously restricted asset and deposit growth in order to maintain well-capitalized regulatory ratios.  With the completion of the trust preferred offering immediately prior to the end of the third quarter at September 30, 2002, the Company was subsequently well-positioned to finance future growth.  Most of the company’s asset growth has occurred since September 30, 2002.  In the last twelve months, growth in deposits has represented the majority of the increase in assets.  Management further believes that recent increases are also due to the continuing business development efforts put forth by the Bank’s staff in conjunction with the opening of the Bank’s new head office building in November 2002.

The majority of the growth in deposits has been reinvested in loans, which have increased by $24.7 million, or 30.4%, from $81.2 million at September 30, 2002 to $105.9 million at September 30, 2003.  The balance of the deposit growth has been invested in short-term investment securities and in Fed Funds to fund continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Earnings Summary

Consolidated net income for the three months ended September 30, 2003 was $325,000 or $0.48 diluted earnings per share compared to net income of $216,000 or $0.33 diluted earnings per share for the same period during 2002.  Consolidated net income for the nine months ended September 30, 2003 was $738,000 or $1.11 diluted earnings per share compared to net income of $586,000 or $0.89 diluted earnings per share for the same period during 2002.  The increase in earnings in 2003 as compared to the same three and nine-month period in 2002 was primarily due to the increase in net interest income resulting from the growth of the Bank’s earning assets.  This increase in net interest income was still attained in the face of the lingering effects on the Bank’s net interest margin following reductions in short-term rates by the Federal Reserve of 50 basis points on November 7, 2002 and another 25 basis points on June 25, 2003, as well as increases in non-interest expenses such as those associated with the opening of the Bank’s new head office building, the continuing expansion of the Bank’s Government Guaranteed lending department, and the payment of quarterly interest on the Company’s Trust Preferred borrowing.  Also contributing to the growth in earnings during 2003 was additional loan referral fee income from the Bank’s new mortgage loan referral program of $186,000.

Asset Quality

As of September 30, 2003, the Company had one loan on non-accrual.  The non-accrual loan represents a business term loan having an outstanding balance of $32,758, seventy-five percent (75%) of which is guaranteed by the U.S. Small Business Administration.  There were no other loans 90 days or more past due and still accruing.  As of September 30, 2002 the Company had no loans on nonaccrual or loans 90 day past due and still accruing. As of December 31, 2002 the company had no loans on non-accrual or loans 90 days past due and still accruing.  As of September 30, the Company has had no OREO or restructured loans during 2003 or 2002.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.

Stockholders equity at September 30, 2003 was $8.579 million, compared to $7.829 million at December 31, 2002.  Stockholders equity increased primarily from net income of $738,000.  The balance of the increase was the result of a former employee exercising the vested amount of that employee’s stock options immediately upon that employee’s departure from the Bank.

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

Coast Bancorp and Coast National Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Bank are as follows:

	Regulatory Standard		Coast Bancorp	Coast Bancorp
	Adequately Capitalized	Well Capitalized	As of September 30, 2003	As of December 31, 2002
Total risk-based capital ratio	8.00%	10.00%	14.08%	14.10%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.14%	10.60%
Tier 1 leverage capital ratio	4.00%	5.00%	8.78%	8.81%

	Regulatory Standard		Coast National Bank	Coast National Bank
	Adequately Capitalized	Well Capitalized	As of September 30, 2003	As of December 31, 2002
Total risk-based capital ratio	8.00%	10.00%	12.32%	13.33%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.37%	12.30%
Tier 1 leverage capital ratio	4.00%	5.00%	9.28%	10.18%

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

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.  As of the nine months ended September 30, 2003, the Bank had a loan-to-deposit ratio of 84.3%.

Item 3.  Controls and Procedures

Based on their evaluation as of September 30, 2003, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – CHANGES IN SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

(b)         REPORTS ON FORM 8-K

No Form 8-K’s were filed by the Company during the quarter ended September 30, 2003.

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	November 12, 2003	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2003	/s/ Thomas J. Sherman
Thomas J. Sherman
President/Chief Operating Officer
Chief Financial Officer
(Principal Financial Officer)