Form 10KSB
period 2003-12-31
COAST BANCORP/CA
filed 2004-03-29
CIK 1141575

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ending December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-32827

COAST BANCORP
(Exact Name of Registrant as Specified in its Charter)

California	77-0567091
(State of incorporation or organization)	(IRS Employer Identification Number)

500 Marsh Street, San Luis Obispo, CA 93401
(Address of principal executive offices)

(805) 541-0400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

Registrant’s revenues of fiscal year ended December 31, 2003 were $8,522,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 15, 2004:  $17,074,525.

Number of registrant’s shares of Common Stock outstanding as of March 15, 2004 was 638,300.

Documents incorporated by reference:     None

Transitional Small Business Disclosure Format (Check one)                                              Yes: ☐    No: ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS WITHIN THIS ANNUAL REPORT ON FORM 10-KSB INCLUDE FORWARD LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VIOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS;  CHANGES IN THE SECURITIES MARKETS; AND THE POTENTIAL ECONOMIC EFFECT OF THE WAR ON TERRORISM AND THE WAR IN IRAQ.

THEREFORE, THE INFORMATION CONTAINED IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF COAST BANCORP AND COAST NATIONAL BANK.

MOREOVER, WHEREVER PHRASES SUCH AS/OR SIMILAR TO, “IN MANAGEMENT’S OPINION”, “MANAGEMENT BELIEVES”, OR “MANAGEMENT CONSIDERS” ARE USED, SUCH STATEMENTS ARE AS OF, AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

PART I

Item 1.           Description of Business

Coast Bancorp

Coast Bancorp (the “Bancorp” or “Coast Bancorp”), headquartered in San Luis Obispo, California, and is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-KSB, the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.

Coast National Bank

Coast National Bank (the “Bank”) was chartered June 16, 1997, (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June, 1998, at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July, 1999, at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California and in May 2003 the Bank opened another loan production office in Bakersfield, California.

When the Bank opened for business in June 1997, it purchased the real estate and building that housed the Arroyo Grande branch office.  On October 14, 1999, the Bank purchased an adjacent lot next to the San Luis Obispo main office on Marsh Street.  A few months later on February 1, 2000, the Bank also purchased the contiguous property and building that was home to the San Luis Obispo main office at 486 Marsh Street.  Construction of a new head office building on the adjacent lot began on October 11, 2001 and was completed on November 25, 2002.  The new main office, located at 500 Marsh Street is approximately 10,700 square feet with the San Luis Obispo branch operation occupying the ground floor and the administrative offices occupying the second floor.  The original main office at 486 Marsh Street now houses the Bank’s Government Guaranteed Lending Center and the Bank’s Note Department.

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch with the intention of eventually relocating the Morro Bay branch.  In October 2003 construction began on the new Morro Bay facility with an anticipated completion date in the summer of 2004. The new branch will consist of approximately 2700 square feet with two drive through lanes.

As of December 31, 2003, the Bank had a total of 63 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 56 positions.  The Bank values its employees and feels that it enjoys satisfactory working relations with them.  The employees are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

The Bank faces competition in the market area for all of its banking products from branches of most of the major California money center banks, other community banks, savings & loans and credit unions.  The Bank also faces competition for some of our deposit products from large securities firms.  The Bank’s primary market focus is to provide commercial bank services to businesses, professionals, and individuals.  The Bank emphasizes the development of meaningful customer relationships and a high level of service. Its employees are well-trained banking professionals who are committed to these objectives.

Deposits, Liquidity and Liability Management

Deposits represent the Bank’s primary source of funds.  As of December 31, 2003, the Bank had approximately $34.6 million in non-interest bearing deposit accounts.  Also, as of that date, the Bank had approximately $35.8 million in interest bearing deposit accounts, $7.0 million in savings accounts and $50.6 million in time certificates of deposits.  Of the total time certificates of deposits, approximately $32.4 million were in amounts of $100,000 or more, or 64.0% of all time certificates and

25.3% of all deposits.  Most of the Bank’s deposits are obtained from individuals, professionals and small and medium sized businesses.  A material portion of the Bank’s deposits has not been obtained from a single person or a few persons.

Deposit products include regular checking accounts, savings accounts, certificates of deposit, money-market accounts and IRA accounts.  The Bank offers an ATM/ debit card as well as a VISA credit card as part of its retail banking services.

In order to attract loan and deposit business, the Bank maintains lobby hours from 9:00 a.m. to 4:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Fridays.  Walk-up window service is also available at the San Luis Obispo office beginning at 8:00 a.m. until 9:00 a.m. and again from 4:00 p.m. until 6:00 p.m., Monday through Friday.  Drive-through service is available at the Arroyo Grande office beginning at 8:00 a.m. until 5:00 p.m., Monday through Thursday and 8:00 a.m. until 6:00 p.m. on Friday.  The Bank also provides 24-hour automated teller service at all of its branch locations.

Liquidity is the Bank’s ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers.  The objective in liquidity management is to maintain a balance between the sources and uses of funds.  Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits.  The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs.  For 2003, Fed Funds Sold averaged $13.3 million representing 9.77% of average assets.  In addition, the Bank maintains Federal Funds lines of $7.0 million with major correspondents, subject to customary terms for such arrangements.  The Bank has also been approved for membership in the Federal Home Loan Bank of San Francisco (FHLBSF).   At December 31, 2003, the Bank had no borrowings under its Federal Funds lines.  Also at December 31, 2003, the Bank’s internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was within the Bank’s policy guidelines.

Lending Activities, Underwriting and Credit Administration

The lending activities of Coast National Bank are guided by the lending policies established by the Bank’s Board of Directors.  The loan policy is managed through periodic reviews and approved annually by the Board.  The Bank’s Loan Committee is made up of all members of the Bank’s Board of Directors.

The Bank considers its underwriting practices to be conservative in nature.  Each loan must meet minimum underwriting criteria established in the Bank’s loan policy.  Lending authority is granted to lending officers of the Bank on a limited basis, dependent upon individual knowledge and experience.  Loan requests exceeding individual officer approval limits are approved by the Board Loan Committee.  The Board meets weekly in order to provide timely responses to the Bank’s clients.  Concerning matters of credit administration oversight, the Board’s Audit Committee also schedules the services of an outside loan review firm on a bi-monthly basis to monitor the quality of all loans originated by the Bank’s lending officers.

No material portion of the Bank’s loans are concentrated within a single industry or group of related industries.  However, as of December 31, 2003 and 2002, 58.8% of total loans are secured by real estate.  The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates.

The Bank concentrates its lending activities in the following areas:

Commercial Loans.     The Bank provides financial services to diverse commercial and professional businesses in its primary service areas.  Commercial loans consist primarily of short term loans (normally with a maturity of one year or less) for working capital and business expansion. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment.  Emphasis is placed on the borrower’s earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities).  Commercial loan pricing is generally at a variable rate tied to the prime rate as quoted in the Wall Street Journal.

The Bank also participates in several government-guaranteed loan programs administered by the Small Business Administration (SBA).  These programs include the 7-A program, the Low-Doc program, the Cap-Line program, the Builder Cap-Line program and the Express program.  The SBA’s 7-A program presently constitutes the largest volume of government guaranteed lending engaged in by the Bank and is primarily used for the financing of real estate, equipment, inventory and working capital needs of eligible businesses, generally over a seven-to-twenty five year term.  The government guarantees extended by the SBA to the Bank in conjunction with these transactions substantially reduces the Bank’s credit risk.  Based upon the Bank’s expertise in this type of lending, the SBA designated the Bank as a Preferred Lender in September 2001.  Under the SBA’s Preferred Lender program, the Bank enjoys a significant degree of delegated approval authority which in turn allows the Bank to process customer loan requests more quickly.  This Preferred Lender authority covers loan transactions originated by the Bank in the geographic areas defined by the SBA as their Fresno district (which serves the counties of Alpine,

Fresno, Inyo, Kern, Kings, Madera, Mariposa, Merced, Mono, Monterey, San Benito, San Luis Obispo, Stanislaus, Tulare and Tuolumne) and the Los Angeles district (which serves Los Angeles County, Santa Barbara County and Ventura County).  The Small Business Administration has put some of their programs on hold due to budgetary constraints which may affect our income,

Real Estate Construction and Development Loans.                                      The Bank’s real estate construction loan activity has always focused on providing short-term (maturity of one year or less) loans to individuals and developers with whom the Bank has established relationships, primarily for the construction of single family residences in the Bank’s service area.

Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower, when applicable.  The economic viability of the project and the borrower’s credit-worthiness are primary considerations in the loan underwriting decision.  The Bank utilizes independent local real estate appraisers that have been pre-approved by the Bank’s Loan Committee to evaluate the projects.  Loan-to-value ratios generally do not exceed 80% of the appraised value of the property.  The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

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

Residential Mortgage Loans.                               In January, the Bank entered into an operating agreement with Fremont Bank’s Community Bank Lending Exchange (CBLX) division, to be the exclusive residential loan referring agent for San Luis Obispo County and the City of Santa Maria.  Under the directives of this agreement, the Bank staff refers loans by inputting them into the online system of CBLX.  The loans are underwritten and processed by CBLX, with the Bank participating in the gathering of financial data and signing loan documents.  The Bank does not have any responsibility for the underwriting or documentation requirements.  For these services the Bank receives a referral fee equivalent to 75 basis points for the dollar amount funded on all loans.  The program was very successful in the first year, allowing the Bank to earn over $250,000 in new revenue.

Commercial Real Estate Term Loans.                          The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the property is either used by the owner for business purposes (owner-user properties) or has income derived from tenants (investment properties).  The Bank’s loan policies require the principal balance of the loan to be no more than 75% of the stabilized appraised value of the underlying real estate collateral, with a minimum 1.25% debt service coverage ratio.  The loans, which are typically secured by first trust deeds, generally have terms of no more than ten years and are amortized over 25 to 30 years.  Some of these loans have fixed rates but most have variable rates that are tied to an independent index such as the Wall Street Journal prime rate, or the Federal Home Loan Bank’s Eleventh District cost of funds index.

Consumer and Other Loans.                        The Bank’s consumer and other loan portfolio is divided between installment loans secured by automobiles, personal loans, other consumer purposes and revolving, unsecured consumer debt, such as credit card lines of credit and overdraft lines of credit.  Installment loans tend to be fixed rate and longer term (one-to-five year maturity).  The Bank’s portfolio of revolving credit plans tend to be small in size and meant to be an accommodation to our customers.

Employees

As of December 31, 2003, we employed 56 full-time equivalent employees.  Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours.  The Bank values its employees.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.  We believe that we enjoy satisfactory working relations with our employees.

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

The banking business in California generally, and in the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with offices operating over a wide geographic area.  Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Such banks offer certain services such as international banking and trust services which are not offered directly by the Bank, but which the Bank has offered indirectly through correspondent institutions when its customers sought these services.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.  (Legal lending limits to an individual customer are limited to a percentage of a bank’s total capital accounts plus reserves for loan losses.)  As of December 31, 2003, the Bank’s loan limits to individual customers were $2,148,191 for unsecured loans, and $3,580,318 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank may, in the future, make such loans on a participation basis with its correspondent banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

Trust Preferred Securities

On September 26, 2002, the Bancorp completed its offering of trust preferred securities (“TPS”) in the amount of $5.0 million.  Under current Federal Reserve guidelines, TPS qualify as regulatory capital for the Bancorp.  More specifically, under current Federal Reserve guidelines, TPS qualify as capital up to 25% of the Bancorp’s total Tier 1 Capital, with the remainder qualifying as Tier 2 Capital.  The Bancorp is reflecting the trust preferred securities as junior subordinated debt securities on its consolidated balance sheet.

The securities were issued by a special purpose trust formed by the Bancorp and were sold to a pooled investment vehicle sponsored by Keefe, Bruyette & Woods and FTN Financial, in a private transaction.  The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and have not been registered under the Act.  FTN Financial assisted the Bancorp in the placement of the trust preferred securities.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The $5.1 million in trust preferred securities have a floating rate of interest, which is reset quarterly, equal to the 3-month LIBOR plus 3.40%.  As of December 31, 2003, the floating rate of interest was 4.57%.  The floating rate, however, may not exceed 11.95% for the first five years.

If the Bancorp elects to defer interest payments pursuant to the terms of the agreement, then the Bancorp may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Bancorp’s capital stock, or (ii) make any payment of principal or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Bancorp that rank pari passu with or junior in interest to the debt securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock.  The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

As of December 31, 2003, the Coast Bancorp has down-streamed a total of $3.6 million to the Bank in the form of Tier I capital where it will finance future deposit and asset growth.

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

There have been no significant changes in the kinds of services rendered, the principal markets for or the methods of distribution of such services by the Bank during the last four (5) fiscal years.

The Bank’s business is not seasonal.  The Bank intends to continue with the same basic commercial banking activities that have characterized the Bank’s operations since its inception.  The Bank anticipates continued profitable growth while maintaining sound credit and management policies.

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

The Bank

The Bank is regulated and supervised by the Comptroller of the Currency and subject to periodic examination by the Comptroller.  Deposits of the Bank’s customers are insured by the FDIC up to the maximum limit of $100,000, and, as an insured bank, the Bank is subject to certain regulations of the FDIC.  As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the Federal Reserve Board (the “FRB”).

The regulations of those federal bank regulatory agencies govern most aspects of the Bank’s business and operations, including but not limited to, requiring the maintenance of non-interest bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends and regulating bank expansion and bank activities and the maximum rates of interest allowed on certain deposits.  The Bank also is subject to requirements and restrictions of various consumer laws and regulations.

The following description of selected statutory and regulatory provisions and proposals is not intended to be a complete description of these provisions or of the many laws and regulations to which the Bank is subject, and is qualified in its entirety by reference to the particular statutory or regulatory provisions discussed.

Effect of State Law

The laws of the State of California also affect the Bank’s business and operations.  For example, under 12 U.S.C. 36, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, state laws regarding community reinvestment, consumer protection, fair lending and establishment of intrastate branches may affect the operations of national banks in states other than their home states.  On a similar basis, 12 U.S.C. 85 provides that state law, in most circumstances, determines the maximum rate of interest which a national bank may charge on a loan.  As California law exempts all state-chartered and national banks from the application of its usury laws, national banks are also provided such an exemption by 12 U.S.C. 85.

Change in Bank Control

The Bank Holding Company Act of 1956, as amended and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB and the Comptroller, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Comptroller and not disapproved prior to any person or company acquiring “control” of a national bank, such as the Bank, subject to exemptions for some transactions.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the Bank.  Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

Payment of Dividends

Coast Bancorp

The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code.  At December 31, 2003, Coast Bancorp had no outstanding shares of preferred stock.

The payment of dividends to shareholders by Coast Bancorp may be affected if the Bancorp elects to defer interest payments pursuant to the terms of the Trust Preferred Securities agreement that was entered into on September 26, 2002.  If such an event occurs, then the Bancorp may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of the Bancorp’s capital stock, or (ii) make any payment of principal or premium, if any, or interest on or repay, repurchase or redeem any debt securities of the Bancorp that rank pari passu with or junior in interest to the debt securities, other than, among other items, a dividend in the form of stock, warrants, options or other rights in the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock.  The prohibition on payment of dividends and payments on pari passu or junior debt also applies in the case of an event of default under the agreements.

See also the section that follows titled “Part II – Item 5: Market for Common Equity and Related Stockholder Matters – Dividends”.

The principal sources of cash revenue to Coast Bancorp will be dividends and management fees received from Coast National Bank.  The Bank’s ability to make dividend payments to Coast Bancorp is subject to federal regulatory restrictions.

Coast National Bank

The ability of the Bank to make dividend payments is subject to statutory and regulatory restrictions.  After the first three years of operations, the Board of Directors of a national bank may declare the payment of dividends depending upon earnings, financial condition and cash needs of the Bank and general business conditions.  A national bank may not pay dividends from its capital.   All dividends must be paid out of net profits then on hand, after deducting losses and bad debts.  A national bank is further prohibited from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock or until 10% of the Bank’s net profits of the preceding half-year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund.  The approval of the Comptroller is required for the payment of dividends if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

In addition to the above requirements, guidelines adopted by the Comptroller set forth factors which are to be considered by a national bank in determining the payment of dividends.  A national bank, in assessing the payment of dividends, is to evaluate the Bank’s capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to revise or develop a comprehensive capital plan.  See “Capital Standards” below.

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

Accordingly, the future payment of cash dividends by the Bank will not only depend upon the Bank’s earnings during any fiscal period but will also depend upon the assessment of its Board of Directors of capital requirements and other factors, including dividend guidelines and the maintenance of an adequate allowance for loan and lease losses.

Capital Standards

The Board of Governors, the Comptroller and other federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization’s risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items.  The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets.  Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity.  The inclusions of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies.  Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet item of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.  At least one-half of the qualifying capital must be in the form of Tier 1 capital.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by the regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  It is improbable however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ rating.  For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum.  Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets.  For this reason, the supervisory judgment on a bank’s capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the Bank’s risk-based capital ratio.  The Comptroller has stated that banks generally are expected to operate above the minimum risk-based capital ratio.  Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital consistent with the level and nature of the risks to which they are exposed.

Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from movements in interest rates.  While interest rate risk is inherent in a bank’ role as a financial intermediary, it introduces volatility to bank earnings and to the economic value of the Bank.  The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution’s capital adequacy.  Bank examiners consider a bank’s historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank’s internal interest rate risk management.

Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio.  General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements.  Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an institution’s issuer.  The additional capital requirements apply effective January 1, 1998, to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more.  The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

The federal banking agencies will evaluate an institution in its periodic examination on the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution’s earnings or capital.  In addition, the agencies focus in the examination on an institution’s ability to monitor and manage its market risk, and will provide management with a clearer and more focused indication of supervisory concerns in this area.

Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank shall be maintained at levels which are higher than the minimum levels required by the guidelines.  A national bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller, through the issuance of a capital directive to ensure the maintenance of required capital levels.  In addition, the Bank is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the company on a consolidated basis as of December 31, 2003 follow:

Set forth below is the Bank and the company’s risk based and leverage capital ratios as of December 31, 2003:

	Requirement		Actual
	Adequately Capitalized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	12.51%	13.00%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.54%	10.20%
Tier 1 leverage capital ratio	4.00%	5.00%	9.49%	8.92%

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory actions to resolve the problems of insured depository institutions, including, but not limited to those institutions that fall below one or more prescribed minimum capital ratios described above.  An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized, unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency, or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth.  Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefit accounts.  The federal banking agencies may require an institution to submit to an acceptable compliance plan, as well as have the flexibility to pursue other more appropriate or effective courses of action given the circumstances and severity of an institution’s noncompliance with one or more standards.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors.  Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category.  An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits.  The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.  Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law.  If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996.  Any increase in the assessments or the assessment rate could have a material adverse effect on the Bank’s earnings, depending on the amount of the increase.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe, or unsound, or that the institution has engaged in unsafe, or unsound practices, or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the Bank would have a material adverse effect on the Bancorp’s condition since it would result in the revocation of the Bank’s charter and the cessation of its operations as a going concern.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O, which are applicable to national banks, place limitations and conditions on loans or extensions of credit to: a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities); any company controlled by such an executive officer, director or principal shareholder; or any political or campaign committee controlled by such an executive officer, director or principal shareholder.

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

The provisions of Regulation O summarized above reflect substantial strengthening as a result of the adoption of FDICIA.  FDICIA also resulted in an amendment to Regulation O which provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the Bank’s unimpaired capital and unimpaired surplus.  An exception to this limitation is provided for banks with less than $100,000,000 in deposits.  The aggregate limit applicable to such banks is two times the Bank’s unimpaired capital and unimpaired surplus, provided the Bank meets or exceeds all applicable capital requirements.

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

Recent and Proposed Legislation

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms.  To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members.  In addition, the audit partners must be rotated.  The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.  The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading.  The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders.  In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Effective for filings due after August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer were each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Company’s internal controls; they have made certain disclosures to Bancorp’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

USA PATRIOT Act

In the wake of the tragic events of September 11th, on October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

On June 20, 2002, the Board of Directors of the Bank adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that both of the Bank are currently in full compliance with the Act.

Financial Services Modernization Legislation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminated many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation’s financial system. The law is subdivided into seven titles, by functional area.

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

Activities permissible for financial subsidiaries of national banks, and, also permissible for financial subsidiaries of state member banks, include, but are not limited to, the following:  (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

Securities Activities

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

Privacy.

As required under Title V of the Gramm-Leach-Bliley Act, federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Pursuant to the rules, financial institutions must provide (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

Compliance with the rules was optional until July 1, 2001.  As of July 1, 2001 the Bank was in compliance with the privacy provisions of the Gramm-Leach-Bliley Act and the implementing regulations promulgated by the FDIC, and subsequently, as necessary, has updated and enhanced its procedure and practice in this critical area.

Safeguarding Confidential Customer Information.

Under Title V of the Gramm-Leach-Bliley Act, federal banking regulators were required to adopt rules requiring financial institutions to implement a program to protect confidential customer information.  In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

•                  identify and assess the risks that may threaten customer information;

•                  develop a written plan containing policies and procedures to manage and control these risks;

•                  implement and test the plan; and

•                  adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

The guidelines were effective July 1, 2001.  The Bank implemented a security program appropriate to its size and complexity and the nature and scope of its operations in advance of the July 1, 2001 effective date, and subsequently, as necessary, has refined and improved its security program.

Community Reinvestment Act Sunshine Requirements.

In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements.  The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each such agreement.  The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under each such agreement.  The effective date of the regulations was April 1, 2001.

The Bank is not a party to any agreement that would be subject of reporting pursuant to the CRA Sunshine Requirements.

The Bank intends to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations.

California Financial Information Privacy Act/Fair Credit Reporting Act

In 1970, the federal Fair Credit Reporting Act (the “FCRA”) was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information.  Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system.  The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions.  Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA.  The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

The California Financial Information Privacy Act, which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The Act would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information.  These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act, and would require the Bank to adopt new policies, procedures and disclosure documentation if implemented as enacted.  The cost of complying with this legislation is not predictable at this time.

Congress enacted the FACT Act, (“Fair and Accurate Credit Transaction Act”) of 2003, which will have the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003.  The President signed the FACT Act into law on December 4, 2003.  In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act will preempt elements of the California Financial Information Privacy Act.   The FACT Act requires the Board of Governors and the Federal Trade Commission to issue final regulations within nine months of the effectiveness of the FACT Act, and that those regulations must become effective within six months of issuance.  The provisions of the regulations that will implement the FACT Act, and the timing of their effect on the Bank, cannot be determined at this time.

Check 21 Act

On December 22, 2003, the Board of Governors approved a proposed rule to amend Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (“Check 21 Act”).  The Check 21 Act was enacted on October 28, 2003 and becomes effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes.  A substitute check is a paper reproduction of the original check that can be processed just like the original check.  The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically.  The Board’s proposed amendments: 1) set forth the requirements of the Check 21 Act that apply to banks; 2) provide a model disclosure and model notices relating to substitute checks; and 3) set forth bank indorsement and identification requirements for substitute checks.  The proposed amendments also clarify some existing provisions of the rule and commentary.

Other

Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress or the California Legislature from time to time.  The Bancorp and the Bank cannot determine the ultimate effect that any potential legislation, if enacted, or regulations promulgated thereunder, would have upon the financial condition or operations of the Bancorp or the Bank .

Impact of Government Monetary Policy

The earnings of the Bank are and will be affected by the policies of regulatory authorities, including the Federal Reserve.  An important function of the Federal Reserve is to regulate the national supply of bank credit.  Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and changes in the discount rate which banks pay on advances from the Federal Reserve System.  These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates on loans or interest rates paid for deposits.  The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effect, if any, of such policies upon the future business earnings of the Bank cannot be predicted

Additional Factors That May Affect Future Results of Operations

Dependence on Real Estate.                   A significant portion of the loan portfolio of the Bank is dependent on real estate.  At December 31, 2003, real estate served as the principal source of collateral with respect to approximately 70.2% percent of the Bank’s loan portfolio.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Bancorp’s financial condition and results of operations in general and the market value of the Bancorp’s common stock.  Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Bancorp’s financial condition.

Environmental Liability Associated with Real Estate Ownership Could Result in Losses.     In the course of business, the Bank has purchased real property.  In the future, the Bancorp and the Bank may acquire additional real properties, through purchase, foreclosure or otherwise.  In real estate ownership, as well as in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties.  In this event, the Bank might be required to remove these substances from the affected properties at its sole cost and expense.  The cost of this removal could substantially exceed the value of the affected properties.  The Bancorp or the Bank, as the case may be, may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties.  This could have a material adverse effect on the Bancorp’s and the Bank’s business, financial condition and operating results.

Interest Rate Changes.                                The earnings of the Bancorp and the Bank are substantially affected by changes in prevailing interest rates.  Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings.  The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread.  Given the Bank’s current volume and mix of interest-bearing assets, the Bank’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining.  Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and result of operations.

Competition.                            Competition may adversely affect the Bank’s performance.  The financial services business in the Bank’s market area is highly competitive and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers.  The Bank faces competition both in attracting deposits and making loans.  The Bank competes for loans principally through competitive interest rates and the efficiency and quality of the services provided.  Increasing levels of competition in the banking and financial services businesses may reduce the market share or cause the prices charged for services to fall.  Results may differ in future periods depending on the nature or level of competition.

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

Borrower’s Failure to Perform.                              In the event of an economic downturn, a significant number of the Bank’s borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses.  This risk increases when the economy is weak, as it has been recently.  The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowance for credit losses.  Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio.  However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the results of operations.

Operations Risks.                          The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customers or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  The Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage when available to protect against such risks, but should such an event occur that is not prevented or detected by the Bank’s internal controls, or is uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Bancorp’s business, financial condition or results of operations.

Geographic Concentration.                       The Company’s operations are located almost entirely in the Central Coast region of California.  As a result of this geographic concentration, our results depend largely upon economic and business conditions in this region.  Deterioration in economic and business conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

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

Other Information

Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into the Congress or the California Legislature from time to time.  The Bancorp and the Bank cannot determine the ultimate effect that any potential legislation, if enacted, or regulations promulgated there under, would have upon the financial condition or operations of the Bancorp or the Bank.

The Bancorp holds no material patents, trademarks, licenses, franchises or concessions.  No expenditures have been made by the Bancorp, during the last two fiscal years, on material research.

Item 2.  Description of Properties

Construction of the new San Luis Obispo head office was completed on November 25, 2002, and occupancy began on that date.  In the new building, the branch operation is located on the first floor and the administrative offices are located on the second floor.  The new head office address is 500 Marsh Street, San Luis Obispo, California, and is across the parking lot from the previous San Luis Obispo branch office at 486 Marsh Street.  The previous San Luis Obispo branch office is now home to the Bank’s Government Guaranteed Lending Center and the Bank’s Note Department.  Additional surplus office space in the building at 486 Marsh Street is currently being leased by the Bank to unrelated third party tenants.  Leased office space that previously housed the Bank’s administrative offices at 553 B Higuera Street in San Luis Obispo has been vacated.  The lease on this space expired in February 2003.  The Bank did not to renew this lease.  Office space that previously housed the Bank’s Government Guaranteed Lending Center at 545 Higuera Street in San Luis Obispo has been leased to an unrelated third party.  The Bank is currently leasing this property on a short term basis, but it is the intention of the Bank to hold this property for future development and expansion.  The San Luis Obispo real estate identified as 500 Marsh Street, 486 Marsh Street and 545 Higuera Street is owned by the Bank.

The Arroyo Grande location is also owned by the Bank and is located at 1199 Grand Avenue, Arroyo Grande, California.  The Bank leases a lot that is contiguous to the Arroyo Grande branch on Grand Avenue for additional parking.  This lease expired in March 2003, and has been extended for five years.

The Morro Bay branch is currently located at 948 Morro Bay Boulevard, Morro Bay, California, in a leased facility.  The current lease expires in March 2004 and will continue on a month to month basis until the new facility is completed.  Recognizing that the Morro Bay facility had become too small to accommodate the growth of that branch, in March 2002, the Board of Directors authorized the purchase of a vacant site nearby at the corner of Kern Avenue and Morro Bay Boulevard for construction of a larger facility with drive-through capability.  Construction on the new branch at 898 Morro Bay Boulevard commenced in October 2003, with an approximate completion date of summer 2004.

The Los Osos branch located at 1193 Los Osos Valley Road, Los Osos, California, is a leased facility.  The current lease expires in July 2007, with two five-year options to renew.

In July 2002, the Bank entered into a lease to establish a loan production office at 930 South Broadway in Santa Maria, California.  The original lease on this facility expires May 31, 2004 and has been renewed at substantially the same terms on a month to month basis.  The loan production office was opened to enhance the Bank’s government guaranteed lending opportunities in northern Santa Barbara County.

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

There are no material proceedings adverse to the Bancorp to which any director, officer, affiliate of the Bancorp, or 5% shareholder of the Bancorp, or any associate of any such director, officer, affiliate or 5% shareholder of the Bancorp is a party, and none of the above persons has a material interest adverse to the Bancorp.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of December 31, 2003, the equity of the Bancorp consisted of Preferred Stock 10,000,000 shares authorized, none outstanding and 10,000,000 shares authorized with 638,300 shares of the Bancorp’s Common Stock (having no par value) outstanding.  The stock is not listed on any exchange, but is traded over the counter under the symbol CTBP.OB.  The following high and low bid information as reported and may not represent actual transactions.

	High	Low
First Quarter, 2003	$16.25	$15.15
Second Quarter, 2003	$16.50	$15.00
Third Quarter, 2003	$19.25	$16.00
Fourth Quarter, 2003	$24.00	$18.00

	High	Low
First Quarter, 2002	$16.65	$15.00
Second Quarter, 2002	$15.00	$14.00
Third Quarter, 2002	$17.40	$14.88
Fourth Quarter, 2002	$19.00	$16.00

As of December 31, 2003, there were approximately 415 shareholders of record.

The Bancorp declared and paid a cash dividend on December 5, 2003, of $0.10 per share on its Common Stock, to shareholders of record as of the close of business on November 1, 2003.  The dividend paid on its Common Stock on November 22, 2002 to its stockholders of record on November 1, 2002, was $0.075 per share.

The following chart provides information as of December 31, 2003, concerning the Bancorp’s Stock Option Plans, which represent the Bancorp’s only equity compensation plans:

Plan Categories: Employee and Director Stock Option Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights [a]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [b]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column [a] [c]
Equity Compensation Plans Approved by Security Holders	147,500	$12.74	267,000
Equity Compensation Plans Not Approved by Security Holders	0
Total	147,500	$12.74	267,000

Dividends

The Bancorp is regulated by the Board of Governors of the Federal Reserve System.  Federal Reserve Board regulations prohibit cash dividends, except under limited circumstances, if the distribution would result in a withdrawal of capital or exceed the Bancorp’s net profits then on hand after deducting its losses and bad debts.  Furthermore, cash dividends cannot be paid without the prior written approval of the Federal Reserve Board if the total of all dividends declared in one year exceeds the total of net profits for that year, plus the preceding two calendar years, and less any required transfers to surplus under state or federal law.

For the impact of Trust Preferred Securities on the payment of dividends, see the preceding section titled “Part I – SUPERVISION AND REGULATION, Payment of Dividends – Coast Bancorp”.

The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors out of funds legally available, subject to the restrictions set forth in the California General Corporation Law.  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows:  1) the corporation’s assets equal at least 1.25 times its liabilities; and 2) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation’s interest expense for such fiscal years, then the corporation’s current assets must equal at least 1.25 times its current liabilities.

One of the primary sources of income for the Bancorp, on a stand-alone basis, is the receipt of dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations.

Item 6.  Management Discussion & Analysis of Analysis of Financial Condition and Results of Operations

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 2003, together with an assessment, when considered appropriate, of external factors that may affect us in the future.  This discussion should be read in conjunction with our consolidated financial statements and notes.

OVERVIEW

Earnings Summary

Consolidated net income in 2003 was $982,169, an increase of $211,102 or 27.3%, compared to $771,067 in 2002.  Diluted earnings per share in 2003 were $1.46, compared to $1.17 in 2002.  The increase in earnings in 2003 was due primarily to the gain on sale of guaranteed portions of government loans, fees from the mortgage loan program and to the increase in the net interest margin.

Consolidated net income in 2002 was $771,067, an increase of $123,479 or 19.1%, compared to $647,588 in 2001.  Diluted earnings per share in 2002 were $1.17, compared to $0.99 in 2001.  The increase in earnings in 2002 was also due to the decrease in interest expense and the gains on sale of securities and guaranteed portions of government loans.

Balance Sheet Summary

Total assets at December 31, 2003 were $142.2 million, a $20.2 million or 16.5% increase from $122.1 million at December 31, 2002.  Average assets for 2003 were $136.1 million, compared to $108.4 million for 2002.  Total deposits increased $20.2 million or 18.7% to $128.0 million at December 31, 2003.  Gross loans increased $18.1 million or 20.1%, to $107.8 million at December 31, 2003.  Stockholder’s equity increased $1 million or 12.8%, to $8.8 million at December 31, 2003.

The following table sets forth several key operating ratios for 2003 and 2002:

	For the Year Ended December 31,
	2003	2002
Return on Average Assets	0.72%	0.71%
Return on Average Equity	12%	10.27%
Average Stockholder’s Equity to Average Total Assets	6.10%	6.93%

Distribution of Assets, Liabilities, and Shareholders’ Equity

The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the total amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.  Non-accrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded (dollar amounts in thousands).

	For the Year Ended December 31,
	2003			2002
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$5,756	$148	2.57%	$7,400	$311	4.20%
Federal Funds Sold	13,269	139	1.05%	8,465	128	1.51%
Other Earning Assets	1,224	27	2.21%	276	14	6.25%
Loans	100,558	7,136	7.10%	81,572	5,955	7.30%

Total Interest-Earning Assets	120,807	7,450	6.17%	97,713	6,408	6.56%

Cash and Due from Bank	8,335			5,633
Premises and Equipment	6,905			5,024
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,186			1,005
Allowance For Loan Losses	(1,044)			(925)
Total Assets	$136,189			$108,450

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$34,120	$238	0.70%	$28,408	$330	1.16%
Savings	6,831	56	0.82%	5,125	55	1.07%
Time Deposits under $100,000	18,074	376	2.08%	16,908	464	2.74%
Time Deposits of $100,000 or More	31,250	731	2.34%	21,848	648	2.97%
Trust Preferred Securities	5,155	270	5.24%	1,719	80	4.65%
Other	398	29	7.29%	728	39	5.36%

Total Interest-Bearing Liabilities	95,828	1,700	1.76%	74,736	1,614	2.16%

Non-Interest Bearing Liabilities
Demand Deposits	31,730			25,927
Other Liabilities	324			278
Shareholders’ Equity	8,307			7,509

Total Liabilities and Shareholders’ Equity	$136,189			$108,450

Net Interest Income		$5,750			$4,792

Net Yield on Interest-Earning Assets			4.76%			4.91%

EARNINGS ANALYSIS

Net Interest Income

A significant component of our earnings is net interest income.  Net interest income is the difference between the interest we earn on our loans and investments and the interest we pay on deposits and other interest-bearing liabilities.

Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change”.  It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change”.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing deposit accounts, and the amount of change attributable to volume and rate changes for the years indicated.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollar amounts in thousands).

	Year Ended December 31, 2003 versus Year Ended December 31, 2002
	Increase (Decrease) due to change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$(59)	$(104)	$(163)
Federal Funds Sold	58	(47)	11
Other Earning Assets	25	(12)	13
Loans	1,351	(170)	1,181
Total Interest Income	1,375	(333)	1,042

Interest-Bearing Liabilities
Transaction Accounts	57	(149)	(92)
Savings	16	(15)	1
Time Deposits	30	(118)	(88)
Time Deposits $100,000 or more	239	(156)	83
Trust Preferred	179	11	190
Other	(21)	11	(10)
Total Interest Expense	500	(416)	84
Net Interest Income	$875	$83	$958

2003 Compared to 2002

Net interest income for 2003 was $5.75 million, an increase of 20.0% compared to the $4.79 million reported in 2002.  This increase was primarily due to the increase in loans and the downward pricing in the rates paid by the Bank on interest bearing liabilities.

Interest income in 2003 was $7.4 million, representing an increase of $1.0 million or 16.3% over the $6.4 million recorded in 2002.   The increase in interest income was primarily due to the average increase in loan balances.  The Bank was able to increase loans significantly while maintaining quality.  The reduction in the prime rate to 4.00% renewed interest in refinancing activities and encouraged businesses to upgrade systems and facilities. While net interest income was greater, the net yield on average earning assets declined 15 basis points from 4.91% in 2002 to 4.76% in 2003.

Interest expense increased in 2003 due to the Trust Preferred Securities, but this was offset by a decrease in interest paid on deposit accounts, resulting in a net decline of the average rate paid of .40 basis points from 2.16% in 2002 to 1.76% in 2003.

Non-interest Income

The Bank receives non-interest income primarily from service charges and fees on accounts, as well as from the sale of government guaranteed loans and realized gains on the sale of investment securities.  In 2003, non-interest income was $1,071,596, an increase of $96,535 or 9.90% compared to the 2002 amount of $975,061.

The increase in non-interest income can be substantially attributed to fees received from the mortgage loan program which were $251,056 compared to $23,750 in 2002.  In 2002, the majority of our non-interest income was derived from the gain on the sale of securities and the gain on sale of loans.  Gain on the sale of loans and servicing fees totaled $497,968 in 2003, down 4%.  Gain on the sale of securities decreased ($201,989 in 2002 versus $25,190 in 2003) by 87.53%.

The mortgage loan program, through the Community Bank Lending Exchange (CBLX), enabled the Bank to facilitate long term mortgage loans for our customers.  The Bank submitted the applications to CBLX, by whom the loans were underwritten and processed.  The Bank had no responsibility for underwriting or documentation.  For these services the Bank was paid a fee.   Our participation in this program began in January 2003 and will continue in 2004 although there is no assurance that the income realized in 2003 will be repeated.

Regarding the realized gains on the sale of loans, the most common reason for the Bank to sell the guaranteed portion of a loan is to also meet the liquidity needs of the Bank and to maintain the Bank’s loan-to-deposit ratio within acceptable ranges.  The Bank also enjoys the opportunity to supplement its fee income from the sale of the government-guaranteed portions of certain loans.  In 2001 the Bank developed a government guaranteed lending center to originate loans that are partially guaranteed by the U.S. Small Business Administration or the U.S. Department of Agriculture.  Given the volume of lending in this department during 2002 and 2003, the Bank has been able to realize gains when the guaranteed portions of these loans have been sold.  Funding for the Small Business Administration loan program has been reduced and hearings are being held as of this date. While we hope this non-interest income opportunity to continue into the future, there is no assurance that the level of loan sales and the subsequent realization of fee income enjoyed by the Bank in the past will continue at prior levels.

Non-interest Expense

Non-interest expense reflects our costs of products and services related to systems, facilities and personnel.  The major components of non-interest expense stated as a percentage of average assets are as follows:

	2003	2002
Salaries and Employee Benefits	2.05%	2.14%
Occupancy Expenses	0.25%	0.29%
Furniture and Equipment	0.19%	0.17%
Data Processing	0.27%	0.33%
Marketing and Business Promotion	0.28%	0.32%
Other Professional Expenses	0.20%	0.25%
Office Expenses	0.14%	0.15%
Other	0.27%	0.32%
	3.64%	3.97%

Non-interest expense was $4.9 million in 2003, an increase of $0.6 million or 15.1% over the $4.3 million reported in 2002.  The majority of this increase is attributable not only to our growth in earning assets and deposit accounts, but also to expand staff to provide service to our customers.   Salaries for 2003 and 2002 respectively were $2,795,592 and $2,318,075

Income Taxes

Income tax expense was $677,500 and $542,520 for the years ended December 31, 2003, and 2002 respectively, an increase of $134,980 or 24.9%.  These expenses resulted in an effective tax of 40.8% in 2003, and 41.3% in 2002.  The increase in income tax expense in 2003 was due to increased profitability in 2003 over 2002.

BALANCE SHEET ANALYSIS

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2003 (dollar amounts in thousands):

	December 31,
	2003			2002
	Book Value	Market Value	Weighted Average Yield	Book Value	Market Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$—	$—	0.00%	$—	$—
One to Five Years	1,987,107	1,994,062	1.32%	—	—
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury Securities	1,987,107	1,994,062	0.00%	—	—

U.S. Government and Agency Securities
Within One Year	—	—	0.00%	—	—
One to Five Years	10,033,801	10,078,520	2.86%	2,009,427	2,092,179
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury Securities	10,033,801	10,078,520	2.86%	2,009,427	2,092,179

Mutual Funds	—	—		—	—
Mortgage Backed Securities	—	—		—	—
Total Available-for-Sale Securities	$12,020,908	$12,072,582	2.51%	$2,009,427	$2,092,179

 No securities were held to maturity.

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes.  At December 31, 2003, the carrying values of securities pledged to secure public deposits and other purposes were $1,032,394.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	December
	2003	2002
Loans
Commercial	$28,244	$30,530
Real Estate - Construction	13,501	6,055
Real Estate - Other	62,282	45,765
Consumer	3,849	7,420
Total Loans	107,876	89,770
Net Deferred Loan Costs (Fees)	(414)	(355)
Allowance for Loan Losses	(1,109)	(1,000)
Net Loans	$106,353	$88,415

Commitments
Standby Letters of Credit	$1,946	$2,583
Undisbursed Loans and Commitments to Grant Loans	36,708	25,721
Total Commitments	$38,654	$28,304

Risk Elements

Bank management assesses and manages credit risk on an ongoing basis through our lending policies.  The Bank strives to continue its historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring.  However, inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the credit-worthiness of the borrower and the term of the loan.  To reflect the currently perceived risks of loss associated with its loan portfolio, additions are made to the Bank’s allowance for loan losses.  The Bank’s entire allowance is a valuation allowance; that is, it has been created by direct charges against operations through the provision for loan losses.

Commitments to extend credit are agreements to lend to a customer as long as established conditions of the contract have been met.  Standby Letters of Credit are used to guarantee the performance of a customer to a third party.  Many of these commitments expire without being drawn upon.  These unfunded commitments are included in risk based calculations and the effect is not material.

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

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio in the amount of $13,299 as well as the maturity distribution of variable rate loans of $37,113 currently fixed at their floor rate at December 31, 2003 (dollar amounts in thousands):

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total

Loans

Commercial	$2,688	$3,664	$1,040	$3,633	$11,025
Real Estate - Construction	2,713	5,954	1,432		10,099
Real Estate - Other	2,121	4,936	5,299	14,679	27,035
Consumer	90	353	1,042	595	2,080
Total Loans	$7,612	$14,907	$8,813	$18,907	50,239

Loans on Non-Accrual					10
Total Loans, including Loans Held for Sale					$50,249

The following table shows the maturity distribution of the remaining variable rate portion of the loan portfolio at December 31, 2003 (dollar amounts in thousands):

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total

Loans

Commercial	$13,154	$3,630	$435	$—	$17,219
Real Estate - Construction	379	3,023	—	—	3,402
Real Estate - Other	19,250	7,709	7,703	585	35,247
Consumer	1,700	37	—	—	1,737
Total Loans	$34,483	$14,399	$8,138	$585	57,605

Loans on Non-Accrual					22
Total Loans, including Loans Held for Sale					$57,627

Non-performing Assets

The following table provides information with respect to the components of our non-performing assets at the dates indicated (dollar amounts in thousands):

	For the Year Ended
	2003	2002
Loans 90 Days Past Due and Still Accruing	$—	$—
Non-Accrual Loans	32
Total Non-performing Loans	$32	$—

Other Real Estate Owned	$—	$—
Total Non-performing Assets	$32	$—

Non-performing Loans as a Percentage of Total Loans	0.03%	0.00%
Allowance for Loan Loss as a Percentage of Non-performing Loans	3464.74%	N/A
Non-performing Assets as a Percentage of Total Assets	0.02%	0.00%

At December 31, 2003, in addition to loans disclosed above as past due, non-accrual or restructured, management also identified $$1,236,132 of loans, where the ability to comply with present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on non-accrual status at December 31, 2003.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.  Estimated potential losses from these problem loans have been provided for in determining the allowance for loan losses at December 31, 2003.

For reference, the Bank’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio.  The Bank follows the policy of non-accrual of interest on a loan at the time the loan is past due ninety (90) days or more, as to interest or principal, unless the loan is well secured and in the process of collection.  Interest from non-accrual loans is not accrued on the books.  Payments received while the loan is on non-accrual are typically applied against principal.  When a loan is placed on a non-accrual basis, any previously accrued but unpaid interest is reversed and charged against current income unless there is adequate collateral to assure recovery of the accrued interest.

Provision and Allowance for Loan Losses

As previously discussed under Critical Accounting Policies, the Allowance for Loan Losses represents management’s best estimate of losses inherent in the existing loan portfolio.  Management of the Bank believes that the allowance for loan losses is adequate.  The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner.  The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses.  This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio.  Classified loans are reviewed individually to estimate the amount of probable losses that needs to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The Bank made a contribution of $204,345 to the allowance for loan losses for the twelve months ended December 31, 2003, compared to $145,412 for the same period in 2002.  Management believes that the allowance, which equals 1.03% of net loans at December 31, 2003, is adequate to cover future losses.  The allowance at December 31, 2002, was 1.11% of total loans.

The provision for loan losses charged against operations is based upon the actual net loan loss expensed plus an amount for other such factors which, in management’s judgment, deserve recognition in estimating possible loan losses, including: specific loan conditions as determined by management and regulatory agencies, the historical relationship between charge-offs and the level of allowances, and prevailing economic conditions.  While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management’s view that the $1,108,716 allowance, or 1.03% of total loans at December 31, 2003, was adequate.  However, there can be no assurance that in any given period the Bank might not sustain charge-offs, which are substantial in relation to the size of the allowance.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all anticipated loan charge-offs.  Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses: however, actual loan losses may vary from current estimates.

The following table summarizes, for the years indicated, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

	For the Year Ended December 31,
	2003	2002
Outstanding Loans
Average for the Year	$100,546	$81,572
End of the Year	$107,461	$89,770

Allowance for Loan Losses:
Balance at Beginning of Year	$1,000	$850
Actual Charge-Offs:
Commercial	92	—
Consumer	18	7
Real Estate	—	—
Total Charge-Offs	110	7

Less Recoveries:
Commercial	8	—
Consumer	7	11
Real Estate	—	—
Total Recoveries	15	11

Net Loans Charged-Off	95	(5)
Provision for Loan Losses	204	145
Balance at End of Year	$1,109	$1,000

Ratios:
Net Loans Charged-Off to Average Loans	0.09%	-0.01%
Allowance for Loan Losses to Total Loans	1.03%	1.11%
Net Loans Charged-Off to Beginning Allowance for Loan Losses	9.50%	-0.54%
Net Loans Charged-Off to Provision for Loan Losses	46.57%	-3.17%
Allowance for Loan Losses to Non-performing Loans	n/a	n/a

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31, 2003		December 31, 2002
	Amount	Loan Percent	Amount	Loan Percent
Commercial	$96	8.66%	$68	6.80%
Construction	86	7.75%	54	5.40%
Real Estate	323	29.13%	497	49.70%
Consumer	19	1.71%	21	2.10%
Government Guaranteed Loans	566	51.04%	317	31.70%
General Economic Conditions	19	1.71%	43	4.30%
	$1,109	100.00%	$1,000	100.00%

Funding

Deposits are our primary source of funds.  At December 31, 2003, we had a deposit mix of 45.02% in time and savings deposits, 27.93% in money market and NOW deposits, and 27.05% in non-interest-bearing demand deposits.  Our net interest income is enhanced by our percentage of non-interest-bearing deposits.

The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

	December 31, 2003		December 31, 2002
	Average Balance	Average Rate	Average Balance	Average Rate
Money Market and NOW Accounts	$34,120	0.71%	$28,408	1.16%
Savings Deposits	6,831	0.82%	5,125	1.07%
TCD less than $100,000	18,074	2.08%	16,908	2.74%
TCD $100,000 or more	31,250	2.34%	21,848	2.97%
Total Interest-Bearing Deposits	90,275	1.56%	72,274	2.07%

Non-Interest-Bearing Demand Deposits	31,730	n/a	26,562	n/a
Total Average Deposits	$122,005	1.15%	$98,836	1.52%

The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2003, were as follows (dollar amounts in thousands):

Three months or less	$11,444
Over three months to one year	$19,855
Over one year to three years	$1,119
$32,418

Liquidity and Interest Rate Sensitivity

The objective of the Bank’s asset/liability strategy is to manage liquidity and interest rate risk to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to our shareholders.

The Bank manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans we hold for investment, by increasing emphasis on shorter-term, higher yield loans, and increasing or decreasing the relative amounts of deposits.

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, (dollar amounts in thousands):

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total

Interest-Earning Assets:
Interest Bearing Deposits	$—	$—	$—	$—	$—
Federal Funds Sold	5,400	—	0	—	5,400
Investment Securities and FRB Stock	—	—	12,073	—	12,073
Gross Loans	95,132	2,242	4,652	5,850	107,876
	$100,532	$2,242	$16,725	$5,850	$125,349

Interest-Bearing Liabilities:
Money Market and NOW Deposits	$35,754	$—	$—	$—	$35,754
Savings	7,016	—	—	—	7,016
Time Deposits	20,058	29,092	1,468	—	50,618
	$62,828	$29,092	$1,468	$—	$93,388

Interest Rate Sensitivity Gap	$37,704	$(26,850)	$15,257	$5,850	$31,961
Cumulative Interest Rate Sensitivity Gap	$37,704	$10,854	$26,111	$31,961	$31,961

Ratios Based on Total Assets:
Interest Rate Sensitivity Gap	36.05%	-25.67%	14.59%	5.59%	30.56%
Cumulative Interest Rate Sensitivity Gap	36.05%	10.38%	24.96%	30.56%

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

It should also be noted that during 2002, the Bank began to institute interest rate floors on certain variable rate loans.  Once the interest rates on these variable rate loans reach the floor rate, they temporarily take on the attributes of a fixed rate loan.  This action has helped the Bank increase its net interest margin as the rates on our interest-bearing liabilities have continued to fall.  However, when interest rates begin to rise again in the future, the interest rates on our interest-bearing liabilities will also begin to rise while the interest rates on those variable rate loans with floors will remain at the floor rate.  This may cause the Bank’s net interest margins to shrink until the rates on those loans with interest rate floors rise above their floor rates.

Finally, the Bank feels that it faces no material liquidity impact from the undisbursed loans in the loan portfolio.

Capital Resources

Shareholders’ equity at December 31, 2003 was $8.8 million, an increase of $1.0 million or 12.8% over $7.8 million at December 31, 2002.  Average shareholders’ equity for 2003 was $8.3 million, compared to $7.5 million in 2002.  Shareholders’ equity increased primarily from net income of $982,000 in 2003.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets.  These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items.  Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 Capital, Total Capital and Leverage ratios.  At December 31, 2003, the Bank’s capital exceeded the Tier 1 Capital, Total Capital and Leverage ratio’s minimum regulatory requirements.  The Bank was considered to be well-capitalized at December 31, 2003, as defined in the regulations issued by the OCC.  The Bank’s risk-based capital ratios, shown below as of December 31, 2003, have been computed in accordance with regulatory accounting policies.  The Bancorp is also subject to capital requirements that are within well-capitalized ranges as defined by the Federal Reserve Bank.

	Requirement		Actual
	Adequately Capitalized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	12.51%	13.00%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.54%	10.20%
Tier 1 leverage capital ratio	4.00%	5.00%	9.49%	8.92%

Effects of Inflation

The financial statements and related financial information presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

Item 7.  Financial Statements are presented on the following pages.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of

Coast Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Coast Bancorp and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Bancorp and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California

January 6, 2004

25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PLEASANTON  •  RANCHO CUCAMONGA  •  SAN JOSE

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 and 2002

	2003	2002
ASSETS

Cash and due from banks	$9,272,503	$7,741,559
Federal funds sold	5,400,000	15,470,000
TOTAL CASH AND CASH EQUIVALENTS	14,672,503	23,211,559

Investment securities available for sale	12,072,582	2,092,179
Loans:
Commercial	28,244,407	30,530,131
Real estate - construction	13,500,870	6,055,250
Real estate - other	62,281,542	45,764,675
Consumer	3,849,258	7,419,754
TOTAL LOANS	107,876,077	89,769,810
Net deferred loan fees	(414,115)	(354,607)
Allowance for credit losses	(1,108,717)	(1,000,000)
NET LOANS	106,353,245	88,415,203
Premises and equipment	7,091,566	6,684,366
Deferred taxes	382,693	286,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	415,150	286,650
Accrued interest and other assets	1,141,427	980,959
TOTAL ASSETS	$142,129,166	$121,956,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$34,635,873	$26,495,862
Money market and NOW	35,753,653	29,580,814
Savings	7,015,613	5,906,114
Time deposits of $100,000 or more	32,412,154	28,269,337
Other time deposits	18,206,105	17,584,336
TOTAL DEPOSITS	128,023,398	107,836,463
Notes payable	164,387	720,766
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	5,000,000	5,000,000
Other liabilities	128,849	570,933
TOTAL LIABILITIES	133,316,634	114,128,162
Commitments and contingencies - Note # 4 and #12	—	—
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 638,300 in 2003 and 632,400 in 2002	6,407,275	6,324,000
Retained earnings	2,374,769	1,455,930
Accumulated other comprehensive income - net unrealized gains on available-for-sale securities, net of taxes of $21,186 in 2003 and $33,928 in 2002	30,488	48,824
TOTAL STOCKHOLDERS’ EQUITY	8,812,532	7,828,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,129,166	$121,956,916

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

	2003	2002
INTEREST INCOME
Interest and fees on loans	$7,135,831	$5,954,570
Interest on investment securities	147,534	311,292
Interest on federal funds sold	139,528	128,070
Other interest income	20,135	12,094
TOTAL INTEREST INCOME	7,443,028	6,406,026
INTEREST EXPENSE
Interest on money market and NOW accounts	237,541	329,845
Interest on savings deposits	56,036	54,531
Interest on time deposits	1,107,419	1,113,113
Interest on trust preferred securities	263,568	77,979
Interest on other borrowings	28,808	38,542
TOTAL INTEREST EXPENSE	1,693,372	1,614,010
NET INTEREST INCOME	5,749,656	4,792,016
Provision for credit losses	204,345	145,412
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	5,545,311	4,646,604
NONINTEREST INCOME
Service charges on deposits accounts and other noninterest income	297,381	230,719
Gain on sale of loans and servicing fees	497,968	518,603
Mortgage packaging fees	251,056	23,750
Gain on sale of securities	25,191	201,989
TOTAL NONINTEREST INCOME	1,071,596	975,061
NONINTEREST EXPENSE
Salaries and benefits	2,795,592	2,318,075
Net occupancy expenses	335,650	310,478
Equipment and equipment expenses	252,964	187,697
Customer related expenses	18,007	18,546
Data processing	361,562	357,233
Director fees and expenses	96,032	89,222
Insurance	38,068	44,430
Marketing and business promotion	380,150	351,871
Other professional expenses	271,927	271,411
Office expenses	193,688	165,667
Regulatory assessments	66,285	60,713
Other expenses	147,313	132,735
TOTAL NONINTEREST EXPENSE	4,957,238	4,308,078
INCOME BEFORE INCOME TAXES	1,659,669	1,313,587
Income taxes	677,500	542,520
NET INCOME	$982,169	$771,067

Per Share Data
Net income - basic	$1.55	$1.22
Net income - diluted	$1.46	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

	Shares Outstanding	Common Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2002	632,400	$6,324,000		$732,293	$99,976	$7,156,269

Cash dividends				(47,430)		(47,430)
Comprehensive income:
Net income			$771,067	771,067		771,067
Unrealized gains on available-for-sale securities, net of taxes of $47,268			68,022		68,022	68,022
Less reclassification adjustments for gains included in net income, net of taxes of $82,815			(119,174)		(119,174)	(119,174)
Total comprehensive income			$719,915

Balance, December 31, 2002	632,400	6,324,000		1,455,930	48,824	7,828,754

Exercise of stock options	5,900	83,275				83,275
Cash dividends				(63,330)		(63,330)
Comprehensive income:
Net income			$982,169	982,169		982,169
Unrealized losses on available-for-sale securities, net of taxes of $2,414			(3,473)		(3,473)	(3,473)
Less reclassification adjustments for gains included in net income, net of taxes of $10,328			(14,863)		(14,863)	(14,863)
Total comprehensive income			$963,833

Balance, December 31, 2003	638,300	$6,407,275		$2,374,769	$30,488	$8,812,532

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

	2003	2002
OPERATING ACTIVITIES
Net Income	$982,169	$771,067
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	349,981	206,884
Provision for credit losses	204,345	145,412
Realized gains in available-for-sale securities	(25,191)	(201,989)
Deferred taxes	(96,693)	(38,000)
Gain on sale of loans	(433,718)	(474,311)
Net change in accrued interest, other assets and other liabilities	28,560	(145,567)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,009,453	263,496
INVESTING ACTIVITIES
Net increase in loans	(22,924,791)	(20,537,608)
Proceeds from loans sold	5,029,582	8,117,509
Purchase of available-for-sale securities	(11,036,186)	(2,012,400)
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(124,900)	(97,250)
Proceeds from sale of available-for-sale securities	1,027,188	8,265,003
Proceeds from maturities of available-for-sale securities	—	3,000,000
Purchase of premises and equipment	(1,169,903)	(2,583,832)
NET CASH USED IN INVESTING ACTIVITIES	(29,199,010)	(5,848,578)
FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	15,422,349	2,583,557
Net increase in time deposits	4,764,586	8,726,173
Proceeds from issuance of trust preferred securities	—	5,000,000
Principal payments on notes payable	(556,379)	(14,307)
Payments for dividends	(63,330)	(47,430)
Proceeds from exercise of stock options	83,275	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,650,501	16,247,993

INCREASE IN CASH AND CASH EQUIVALENTS	(8,539,056)	10,662,911
Cash and cash equivalents at beginning of period	23,211,559	12,548,648
Cash and cash equivalents at end of period	$14,672,503	$23,211,559

Supplemental disclosure of cash flow information
Interest paid	$1,696,917	$1,616,390
Income taxes paid	$687,164	$723,193

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Coast Bancorp and its wholly owned subsidiary, Coast National Bank (“Bank”), collectively referred to herein as the “Company.”  All significant intercompany transactions have been eliminated.

Nature of Operations

Coast Bancorp operates Coast National Bank.  The Bank has been organized as a single operating segment and operates four branches in San Luis Obispo, Arroyo Grande, Morro Bay, and Los Osos, California and two loan production offices in Santa Maria and Bakersfield, California.  The Bank’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank.  The Bank complied with the reserve requirements as of December 31, 2003.

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

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in stockholders’ equity.  Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.  Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

To calculate the gain (loss) on sale of loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion.  The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.  That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized.  The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

Provision and Allowance for Credit Losses

The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

Advertising Costs

The Company expenses the costs of advertising in the period incurred.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Disclosure About Fair Value of Financial Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 107 specifies the disclosure of the estimated fair value of financial instruments.  The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components.  Changes in unrealized gains (losses) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

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

Current Accounting Pronouncements

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability.  Many of those instruments were previously classified as equity.  SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003; however, management does not believe adoption will have a material impact on the Bank’s financial statements.

In December 2003, FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretations of ARB No.51.”   This interpretation addresses the consolidation of variable interest entities as defined in the Interpretations.  This Interpretation will require companies that have issued trust preferred securities to deconsolidate the related entities.  The Company has deconsolidated its trust preferred securities as of December 31, 2003, which did not have a material impact on the Company’s financial statements.

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2003 and 2002 to the pro forma amounts indicated below:

	2003	2002
Net income:
As reported	$982,169	$771,067
Stock-Based compensation using the intrinsic value method	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(50,560)	(42,919)
Pro Forma net income	$931,609	$728,148

Basic earnings per share:
As reported	$1.55	$1.22
Pro forma	1.47	1.15

Diluted earnings per share:
As reported	$1.46	$1.17
Pro forma	1.39	1.11

Reclassification

Certain reclassifications have been made in the 2002 consolidated financial statements to conform to the presentation used in 2003.  These classifications are of a normal recurring nature.

NOTE #2 - INVESTMENT SECURITIES

Amortized cost and market values of securities are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Treasury obligations	$1,987,107	$6,955	$—	$1,994,062
U.S. Agency obligations	10,033,801	44,719	—	10,078,520
	$12,020,908	$51,674	$—	$12,072,582

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Agency obligations	$2,009,427	$82,752	$—	$2,092,179

Gross realized gains on sales of available-for-sale securities were $25,191 in 2003 and $201,989 in 2002

Securities with a carrying value of $1,032,394 and $1,051,544 at December 31, 2003 and 2002, respectively, were pledged to secure public monies as required by law.

The Bank had no investments that have been in a continuous unrealized-loss position for more than twelve months as of December 31, 2003.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003, by expected maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one year to five years	12,020,908	12,072,582
	$12,020,908	$12,072,582

NOTE #3 - LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within San Luis Obispo, Santa Maria and Bakersfield, California and its surrounding communities.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The Bank also originates SBA and other governmental guaranteed loans for sale to governmental agencies and institutional investors.  At December 31, 2003 and 2002 the Bank was servicing approximately $12,804,000 and $5,944,000, respectively, in SBA and governmental guaranteed loans previously sold.

As described in Note #12, these consolidated financial statements do not reflect other various commitments to extend credit or letters of credit, which arise in the normal course of business.

A summary of the changes in the allowance for credit losses follows:

	2003	2002
Balance, beginning of year	$1,000,000	$850,000
Provision for credit losses	204,345	145,412
Loans charged off, net of recoveries	(95,628)	4,588
Balance, end of year	$1,108,717	$1,000,000

The following is a summary of the investment in impaired loans, the related allowance for loan losses, income recognized thereon and information pertaining to nonaccrual and past due loans as of December 31:

	2003	2002
Recorded Investment in Impaired Loans	$31,991	$—

Related Allowance for Loan Losses	$6,708	$—

Average Recorded Investment in Impaired Loans	$33,750	$—

Interest Income Recognized for Cash Payments	$—	$—

Total Nonaccrual Loans	$31,991	$—

Total Loans Past-Due Ninety Days or More and Still Accruing	$—	$—

NOTE #4 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2003 and 2002, follows:

	2003	2002

Land	$2,736,721	$2,385,848
Building	3,635,710	3,550,487
Leasehold improvements	267,960	261,819
Furniture, fixtures and equipment	1,361,024	1,325,381
Construction in progress	280,383	40,255
	8,281,798	7,563,790
Less: Accumulated depreciation and amortization	(1,190,232)	(879,424)
	$7,091,566	$6,684,366

The Bank has entered into leases for its branches and operating facilities, which expire at various dates through 2008. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases were approximately $83,000 in 2003 and $97,000 in 2002.

The approximate future minimum annual payments for these leases by year are as follows:

Year	Amount

2004	$50,739
2005	40,380
2006	40,380
2007	30,065
2008	3,906
$165,470

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

NOTE #5 - DEPOSITS

At December 31, 2003, all time deposits were scheduled to mature in 2004, except for $1,197,355 that matures in one to five years.

NOTE #6 - NOTES PAYABLE AND OTHER BORROWING ARRANGEMENTS

Notes payable consist of the following:

	2003	2002
4% noted payable to an individual, secured by real property. Payable in monthly installments of $1,954 including principal and interest, plus annual principal payments of $40,000, due January 14, 2006.	$164,387	$220,766

6% unsecured note payable to an individual stockholder of the Company. Interest payable monthly, principal due November 1, 2003.	—	500,000
	$164,387	$720,766

The Bank may borrow up to $7,000,000 overnight on an unsecured basis from three correspondent banks.  As of December 31, 2003, no amounts were outstanding under these arrangements.

NOTE #7 – JUNIOR SUBORDINATED DEBT SECURITIES

On September 26, 2002, the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Coast Bancorp Statutory Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 26, 2032.  Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.4% for an effective rate of 4.57% as of December 31, 2003.  The debt securities can be redeemed for 107.5% of the principal balance through September 26, 2007 and at par thereafter.  The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Coast Bancorp Statutory Trust I.  The balance of the equity of Coast Bancorp Statutory Trust I is comprised of mandatorily redeemable preferred securities.  Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Coast Bancorp Statutory Trust I into the Company financial statements.  Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities.  The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital.  The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling.  As of December 31, 2003, the Company has included the net junior subordinated debt in its Tier1 Capital for regulatory capital purposes.

NOTE #8 - INCOME TAXES

The provisions for income taxes included in the consolidated statements of income consist of the following:

	2003	2002
Current:
Federal	$575,800	$418,091
State	176,700	162,429
	752,500	580,520
Deferred	(75,000)	(38,000)
	$677,500	$542,520

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from loan loss provision accounting, and depreciation differences.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	2003	2002
Deferred tax assets:
Allowance for credit losses	$373,000	$289,000
Other assets/liabilities	49,000	46,000
	422,000	335,000
Deferred tax Liabilities:
Premises and equipment due to depreciation difference	(27,000)	(15,000)
Market value adjustment on investment securities	(21,000)	(34,000)
	(48,000)	(49,000)
Net deferred tax assets	$374,000	$286,000

A comparison of the federal statutory income tax rates to the Company’s effective income tax rates follow:

	2003		2002
	Amount	Rate	Amount	Rate

Statutory federal tax	$564,000	34.0%	$447,000	34.0%
State franchise tax, net of federal benefit	117,000	7.0%	95,000	7.2%
Other items, net	(3,500)	(0.2)%	520	0.1%
Actual tax expense	$677,500	40.8%	$542,520	41.3%

NOTE #9 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute EPS:

	2003		2002
	Net Income	Shares	Net Income	Shares

Used in basic EPS	$982,169	633,356	$771,067	632,400
Dilutive effect of outstanding stock options		38,289		27,946
Used in dilutive EPS	$982,169	671,645	$771,067	660,346

NOTE #10 - STOCK OPTION PLAN

At December 31, 2003, the Company had a fixed option plan under which 187,500 shares of the Company’s common stock may be issued at not less than 100% of the fair market value at the date the options are granted.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003 and 2002, respectively; risk-free rate of 3% and 3.75%, dividend yields of 0.65% and 0.50%; volatility of 33% and 19%, and an expected life of six and five years.

A summary of the status of the Company’s fixed stock option plan as of December 31, and changes during the years ending is presented below:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	145,900	$12.62	133,500	$12.40
Granted	9,500	$15.50	13,000	$14.99
Exercised	(5,900)	$14.11	—	$—
Cancelled	(2,000)	$13.00	(600)	$14.75
Outstanding, end of year	147,500	$12.74	145,900	$12.62

Options exercisable at year-end	112,167	$12.11	108,401	$12.00
Weighted-average fair value of options granted during the year		$5.40		$3.52

The following table summarizes information about fixed options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 10.00	55,000	3.45 Years	$10.00	55,000	$10.00
$ 14.00 to $14.99	71,500	4.65 Years	$14.12	54,867	$14.10
$ 15.00 to $15.99	21,000	6.22 Years	$15.23	2,300	$15.00
	147,500	4.42 Years	$12.74	112,167	$12.11

NOTE #11 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated.  In the Bank’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  The balance of these loans outstanding at December 31, 2003 and 2002, was as follows:

	2003	2002

Beginning balance	$1,185,703	$1,991,169
Additions	42,893	110,000
Payments	(177,445)	(915,466)
Ending balance	$1,051,151	$1,185,703

Also in the ordinary course of business, certain officers, directors, shareholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons.  The balance of these deposits at December 31, 2003 was approximately $939,000.

NOTE #12 - COMMITMENTS

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Bank’s exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements.

As of December 31, 2003 and 2002, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2003	2002

Commitments to extend credit	$36,708,000	$25,721,000
Standby letters of credit	1,946,000	2,583,000
	$38,654,000	$28,304,000

	2003	2002
4% noted payable to an individual, secured by real property. Payable in monthly installments of $1,954 including principal and interest, plus annual principal payments of $40,000, due January 14, 2006.	$164,387	$220,766

6% unsecured note payable to an individual stockholder of the Company. Interest payable monthly, principal due November 1, 2003.	—	500,000
	$164,387	$720,766

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party.  Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the customer.

NOTE #13 - REGULATORY MATTERS

Coast Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt, corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the

Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).  To be categorized as well-capitalized or adequately capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual Capital		To Be Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital to risk-weighted assets	$14,269	12.51%	$9,122	8.0%	$11,403	10.0%
Tier 1 capital to risk-weighted assets	$13,160	11.54%	$4,561	4.0%	$6,842	6.0%
Tier 1 capital to average assets	$13,160	9.49%	$5,545	4.0%	$6,931	5.0%

As of December 31, 2002
Total capital to risk-weighted assets	$12,977	13.33%	$7,788	8.0%	$9,735	10.0%
Tier 1 capital to risk-weighted assets	$11,977	12.30%	$3,894	4.0%	$5,841	6.0%
Tier 1 capital to average assets	$11,977	10.18%	$4,707	4.0%	$5,884	5.0%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board.  For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively.  Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 13.0% and 10.2%, respectively, at December 31, 2003 and 14.1% and 10.6%, respectively, at December 31, 2002.

The Bank is restricted to the amount of dividends which can be paid.  Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC.  The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

NOTE #14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments at December 31, 2003 and 2002 are summarized as follows (dollar amounts in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$14,673	$14,673	$23,212	$23,212
Investment securities	12,073	12,073	2,092	2,092
Loans, net	106,353	107,152	88,415	89,439
Accrued interest receivable	521	521	414	414
Federal Reserve and FHLB Bank stock	415	415	287	287

Liabilities:
Noninterest-bearing deposits	34,636	34,636	26,496	26,496
Interest-bearing deposits	93,387	93,387	81,340	81,340
Notes payable	164	164	721	721
Trust preferred securities	5,000	5,000	5,000	5,000
Accrued interest and other liabilities	129	129	571	571

NOTE #15 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Coast Bancorp operates Coast National Bank.  Coast Bancorp commenced operations during 2001.  The earnings of the subsidiary are recognized on the equity method of accounting.  Condensed financial statements of the parent company only are presented below:

CONDENSED BALANCE SHEET

	December 31, 2003	December 31, 2002
ASSETS:
Cash	$347,639	$1,046,803
Investment in Coast Bancorp Statutory Trust I	155,000	155,000
Investment in Coast National Bank	13,214,061	12,047,955
Other assets	254,758	238,120
	$13,971,458	$13,487,878

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$3,926	$4,124
Note payable	—	500,000
Trust preferred securities	5,155,000	5,155,000
Stockholders’ equity	8,812,532	7,828,754
	$13,971,458	$13,487,878

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended
	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$982,169	$771,067
Noncash items included in net income:
Equity in income of Subsidiaries	(1,191,679)	(910,276)
Other	(16,836)	(233,996)
NET CASH USED IN OPERATING ACTIVITIES	(226,346)	(373,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Subsidiaries	—	(3,755,000)
Dividends received from Subsidiaries	7,237	2,169
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,237	(3,752,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on note payable	(500,000)	—
Proceeds from trust preferred securities	—	5,155,000
Proceeds from exercise of stock options	83,275	—
Dividends Paid	(63,330)	(47,430)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(480,055)	5,107,570

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(699,164)	981,534

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,046,803	65,269

CASH AND CASH EQUIVALENTS AT END OF YEAR	$347,639	$1,046,803

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls.

As of December 31, 2003 and prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

INDEX TO EXHIBITS

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Board of Directors:

Marilyn Britton, age 64, graduated from Cal Poly San Luis Obispo.  She was involved with the San Luis Obispo County Farm Bureau for over 25 years, retiring as Executive Director in December 2002, a position she held for over 16 years.  Marilyn is a member and past director of the San Luis Obispo Rotary, a member of San Luis Obispo County Farm Bureau, San Luis Obispo County Farm Bureau Women, San Luis Obispo County Cattlewomen’s Association, San Luis Obispo County Cattlemen’s Association, Paso Robles Agri-Business Tour Committee.  Mrs. Britton developed the San Luis Obispo County Farm Bureau Agriculture Tour Program 24 years ago and has continued as its Tour Coordinator.  She was also the Executive Director for the San Luis Obispo County Grain Improvement Association for 16 years.  She serves on the Sheriff’s Parole Board, and she is past board member for the San Luis Obispo County Visitors Conference Bureau.

Dario A. Domenghini, age 66, is an original organizer and director of the Bank.  Mr. Domenghini is a life-long resident of San Luis Obispo County.  His family has been involved in agriculture in the County of San Luis Obispo since the early 1920’s.  Mr. Domenghini has been involved in agriculture, working in his family’s dairy and ranching operation since his childhood.

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

James Kaney, age 57, is an original organizer and director of the Bank.  Mr. Kaney has been a business owner/operator in San Luis Obispo since 1970 and he is a certified public accountant.  He received his B.S. degree, cum laude, in Accounting/Finance with a minor in Economics and his Masters of Business Administration Degree from California Polytechnic State University, San Luis Obispo.  He also teaches accounting and commercial bank management at Cal Poly.  Mr. Kaney started Kaney Foods, Inc. in San Luis Obispo, a wholesaler to restaurants and institutions in the counties of Monterey, Santa Barbara, Ventura, and San Luis Obispo.  Mr. Kaney was responsible for all phases of the company warehousing, distribution, sales and accounting.  The company was sold in 1987.  Mr. Kaney is partially disabled and is actively involved in his investments.  Mr. Kaney is an organizer, founder and past director of Commerce Bank of San Luis Obispo N.A., which was sold in March 1996 to Valliwide Bank.  Mr. Kaney served for more than twelve years on the Loan Committee and the Investment Committee of Commerce Bank.  Mr. Kaney is a past member of the Kiwanis Club and a member and past director of the Rotary Club of San Luis Obispo.

Michael A. Lady, age 52 is an original organizer and director of the Bank.  Mr. Lady has been a resident of Arroyo Grande for the past sixteen years and is the owner of Lady Family Mortuary in Arroyo Grande and Nipomo.  In addition to his involvement in the mortuary business, Mr. Lady is an investor, as well as the former Mayor of the City of Arroyo Grande.   Mr. Lady, through his development and governmental activities, is vitally aware of the future development plans for the Arroyo Grande area, including plans for the possible annexation of unincorporated lands bordering Arroyo Grande to provide the space for a major increase in commercial development in the community.

Mr. Lady is active in a large number of civic and fraternal organizations.  He is the past president of the Arroyo

Grande Chamber of Commerce and the Arroyo Valley Kiwanis.  He is a member of the Elks Club, Moose Lodge, Shriner’s Club, the Freemasons, YMCA, and the Fraternal Order of Eagles. He was named the 1991 Arroyo Grande Citizen of the Year, and he and his wife were named South County Couple of the Year also in 1991. Mr. Lady is a leader in the Arroyo Grande community, and his involvement in the formation and management of the Bank has provided the Bank with an impressive base of valuable business customers.

Gene Mintz, age 64, is an original organizer and director of the Bank.  Mr. Mintz is a business and tax advisor for the Arroyo Grande area and owner of GSM Business Services, Inc., an Arroyo Grande business and tax advisory service.  A life-long resident of San Luis Obispo County, Mr. Mintz is involved in a number of professional, civic, and charitable associations.  He is the past president and director of the Kiwanis Club of greater Pismo Beach, and a 27 year member of the Elks club of the Pismo Beach area.  Mr. Mintz is a general partner in, a Real Estate Investment Partnership. He is also the Secretary/Treasurer of Lanco Development Co., Inc., a Real Estate Development Company.

Mr. Mintz is active in a number of professional organizations, serving as a past president of the Central Coast Chapter of the California Society of Enrolled Agents.  His professional activities include his active accounting and tax advisory business, as well as involvement in a number of real estate development projects.  He is the Secretary-Treasurer of Burke and Pace, a major supplier of building materials headquartered in Arroyo Grande.  Mr. Mintz is involved in the South County Performing Arts Foundation, as a Director and Vice President for this cultural organization.

Ron Olson, age 60, is a director of the Bank.  Mr. Olson is a Certified Public Accountant and is owner of Platino Management Services, Inc. which provides accounting and tax services, management consulting and property management services in Arroyo Grande and surrounding communities.

Mr. Olson has been a resident of Arroyo Grande for 30 years and is active in local service and professional organizations.  Mr. Olson is a member of the Arroyo Grande Optimists Club and of both the American Institute of CPA’s and the California Society of CPA’s.  Mr. Olson is an investor and director of a privately held chain of food supermarkets and a fast food restaurant franchising company.

Jack W. Robasciotti, age 76, is Vice Chairman of the board and an original organizing director of the Bank.  Mr. Robasciotti was born in San Luis Obispo and has been active in banking since 1951.  After an impressive 33 year career with Bank of America, Mr. Robasciotti “retired” to San Luis Obispo, where he worked for 11 years in various positions, including manager of the main office of Commerce Bank of San Luis Obispo, N.A.

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

Jack C. Wauchope, age 68, is Chief Executive Officer and Chairman of the Board of Directors for both the Bank and the Bancorp.  Mr. Wauchope has been in the banking industry for more than 44 years.  For more than half of that time, he has served as the President and Chief Executive Officer of independent banks.   Mr. Wauchope was the organizing President of Commerce Bank of San Luis Obispo.  During his ten-year term at Commerce Bank, the Bank earned consistently high CAMEL ratings and was named a Premier Performing Bank for seven consecutive years.  He is a graduate of Pacific Coast Banking School at the University of Washington, Seattle, Washington.

Mr. Wauchope has served on the boards of numerous civic, charitable and trade organizations which include the Foundation for the Performing Arts Center, Hotline of San Luis Obispo County, San Luis Obispo Economics

Forecast Project, Community Bankers of Southern California, Western Banking School, Rotary Club of San Luis Obispo Daybreak and the Civic Ballet of San Luis Obispo.

Dan H. Wixom, age 53, is an original organizer and director of the Bank.  Mr. Wixom is a rancher and an owner/operator of Wixom Trucking, LLC.  Mr. Wixom formerly owned and operated Wixom Concrete, Inc., which was sold in 1997.  A graduate of Cal Poly San Luis Obispo in Agriculture Management, Mr. Wixom is a fourth generation resident of San Luis Obispo County.  He has been a member of Native Sons of the Golden West for twenty years and served as a president of the organization.  Mr. Wixom served on the board of the Morro Bay Community Foundation.  The foundation helps with youth activities on the Central Coast.  He supports local educational institutions, volunteering time and donating materials for the Morro Bay FFA and 4H groups and for youth sports teams.

Mr. Wixom is a member of the California Cattlemen’s Association, the National Cattlemen’s Association, and the San Luis Obispo County Farm Bureau.  He has operated his own calf/cow operation for more than 30 years.  Currently he runs over 300 mother cows on over 4,000 acres, with an additional 100 acres set aside for oat and hay production.  His trucking company is involved in the statewide transportation of construction aggregates, bulk cement and livestock.

Executive Officers:

Jack C. Wauchope – Chief Executive Officer/President and Chairman of the Board – See “Directors”

Jack Robasciotti – Vice-Chairman of the Board, Business Development Officer – See “Directors”

Julie Joslin, age 44, joined the Bank in 2000 as Senior Vice President and Compliance Officer.   She was raised and educated in Atascadero, California, where she began her banking career with Atascadero Federal Credit Union in 1983.  She moved to Templeton National Bank in 1990 where she remained until that bank was sold in 1995.  Joslin served as a Vice President and Controller while with Templeton National Bank.  Joslin is also a graduate of the California Banking School at the University of San Diego.

Berta Olson, age 64, was an original employee of the Bank.  She currently serves as Senior Vice President, Controller and Operations Administrator.  She was raised and educated in Santa Barbara, California, where she began her banking career 45 years ago.  Berta is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.  Over the years, Berta has volunteered for a number of civic and charitable organizations.

Davina Palazzo, age 35, is Executive Vice President and Manager of the Bank’s Small Business Loan Center.  She was educated in Southern California, graduating from California State University – Fullerton.  She has been in banking for the past 16 years, concentrating primarily over the last ten years in government guaranteed lending programs such as the U.S. Small Business Administration.  She is a graduate of the Pacific Coast Banking School at the University of Washington.  She also serves on the Board of Directors of the National Association of Government Guaranteed Lenders and Chairs their Small Bank Committee.  She is presently serving on the Board of the Paso Robles Sunrise Rotary Club.  Ms. Palazzo was the recipient of the SBA’s Financial Service Advocate of the Year Award for 2002.

Leah Pauly, age 41, is Executive Vice President and Chief Credit Officer for the Bank.  She was raised and educated in Southern California but has lived in northern San Luis Obispo county for the past 16 years.  She has actively worked in progressively more responsible positions in banking for the last 21 years and is presently attending Stonier Banking School.  Over the years, Pauly has volunteered for a number of civic and charitable organizations.  She currently serves on the Board of Directors of Life Span Services Network, Inc.

Alan Tognazzini, age 58, joined the Bank in 2001 as Senior Vice President, Los Osos Branch Manager and Chief Information Officer.  With more than 30 years banking experience in the local market, Tognazzini previously served as Senior Executive Vice President at First Bank of San Luis Obispo.  Raised and educated locally, Tognazzini is a graduate of the California Banking School at the University of San Diego.  He has also served as an instructor for the American Institute of Banking.  In addition to a long list of service to local non-profit organizations to his credit, he is currently a board member and incoming president of the Exchange Club of San Luis Obispo.  He is also a member of the Atascadero Elks Club and the American Legion of San Luis Obispo.

The executive officers were each elected by the Board of Directors.  There are no family relationships between directors and executive officers of the Bank.

No Director of the Bank holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange of 1934, as amended.

Compliance with Section 16(a) of the Securities Exchange Act

Based solely on its review of Forms 3, 4, and 5, and amendments thereto, furnished to Bancorp during the 2003 fiscal year, no person who was a director, officer, or beneficial owner of more than ten percent of the Bank’s Common Stock failed to file on a timely basis reports required by Section 16(a) during the 2003 fiscal year.

Financial Expert - The Board of Directors has determined, as required, that the Audit Committee contains three independent financial experts.  They perform no services nor do they receive compensation from the bank other than normal director fees.  The experts on the committee are James Kaney, Gene Mintz and Ron Olson.  Each of their qualifications is stated (See “Directors”) elsewhere in this report.

Code of Ethics- This section of the Sarbanes Oxley Act now requires small business filers to adopt and disclose whether the Bancorp has adopted a code of ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer or controller, or any person performing similar functions.  The Bancorp has complied with this requirement and a copy is attached as exhibit 14.

Independence of Accounting Firms - Amendments to Regulation S-X governs employment relationships between financial entities and accounting firms.  Requirements include “independence” of the accounting firm, precluding the performance of any other audit functions such as bookkeeping, appraisal services, legal services and a variety of other functions.  The requirements also preclude the Bancorp from having any interest, capital balances, nor influence over the accounting firm’s operations or policies. This amendment also requires approval, by the Audit Committee, of the accounting firm prior to engagement and limits the number of years that the lead partner or concurring partner in the accounting firm may conduct audits without sacrificing their “independent” status.  The Bancorp is in compliance with this regulation.

Item 10.  Executive Compensation:

The chart below contains information of Jack C. Wauchope, President/CEO and Davina Palazzo as the only executive officers whose salary and other compensation was $100,000 or more.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Awards: Securities Underlying Options (#)	All Other Compensation

Jack C. Wauchope	2003	$170,833	$25,000	$—	$—	$13,652
President/CEO	2002	$158,750	$7,800	$—	$—	$14,650
Chairman of the Board	2001	$143,750	$6,000	$—	$—	$10,341

Davina Palazzo	2003	$108,750	$11,000	$—	$—	$377
Senior Vice President	2002	$92,500	$6,000	$—	$—	$4,224
	2001	$—	$—	$—	$—	$—

The value of perquisites and other personal benefits are disclosed in other annual compensation if they exceed, in the aggregate, the lesser of $50,000 or 10% of salary and bonus.  No amounts are reported in this column for Mr. Wauchope or Mrs. Palazzo since the value of perquisites and other personal benefits did not exceed the reporting threshold.

The Bank has employed Jack C. Wauchope as its Chief Executive Officer and entered into an employment agreement with him, which took effect in June 2003.  The agreement provided for a term of five years at an annual base salary of $175,000.00 in year 1, $185,000.00 in year 2 and 3, $200,000.00 in year 4 and 5, discretionary bonuses, and a Bank provided automobile, country club membership, expense reimbursement, $400,000.00 of life insurance and standard and customary medical and dental insurance benefits.  Additionally, Mr. Wauchope will be entitled to severance benefits equal to one year’s base salary or two years, each dependent upon the occurrence of one or more enumerated events.

The Bank has employed Davina Palazzo as its Executive Vice-President and Manager of the Small Business Lending Center and entered into an employment agreement with her, which took effect in June 2003.  The agreement provides for a term of five years at an annual base salary of $115,000.00 in year 1, $125,000.00 in year 2 and 3, $140,000.00 in year 4 and 5, discretionary bonuses, and an automobile allowance of $400.00 per month, country club membership, and standard and customary medical and dental insurance benefits.  Additionally, Ms. Palazzo will be entitled to severance benefits equal to one year’s base salary or two years, each dependent upon the occurrence of one or more enumerated events.

The directors who are not full-time employees of the Bank are presently receiving monthly directors’ fees.  Mr. Wauchope does not presently receive directors’ fees.

Employees Stock Option Plan

In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1997 Stock Option Plan, now known as the Coast Bancorp Employee Stock Option Plan (the

“Employee Plan”).  The Employee Plan was adopted to strengthen the Company and its subsidiaries by providing eligible full-time officers and employees an added incentive to perform at a high level and to reward extraordinary efforts to increase the earnings of Coast Bancorp and its subsidiaries.  The incentive will take the form of an opportunity for officers and employees of Coast Bancorp and its subsidiaries to acquire a proprietary interest in the success of Coast Bancorp by purchasing Shares of Coast Bancorp common stock.  125,000 shares of Coast Bancorp common stock may be issued pursuant to the exercise of Options granted under the Employee Plan, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company.  As of December 31, 2003, approximately twenty six officers and employees of Coast Bancorp and its affiliates were eligible to hold options to purchase under the Employee Plan.  The Employee Plan contemplates the grant of incentive stock options and nonstatutory stock options.

The Employee Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

Exercise and Grant of Options

During 2003 no options were granted to President and Chief Executive Officer Jack C. Wauchope, or to Executive Vice President Davina Palazzo.

The following table shows exercises of stock options during fiscal year 2003 by CEO President/Chairman of the Board Jack C. Wauchope, Executive Vice President Davina Palazzo, and the value at December 31, 2003 of unexercised options on an aggregated basis held by each such persons:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable (1)

Jack C. Wauchope	0	0	20,000 / 0	$270,000 / $-0-

Davina Palazzo	0	0	4,500 /3,000	$42,750 / $28,500

(1)           Based on a bid price of  $23.00 at February 17, 2004

Directors Stock Option Plan

In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1998 Directors’ Stock Option Plan, now known as the Coast Bancorp Directors Stock Option Plan (the “Director Plan”).  The Director Plan was adopted to offer the non-employee directors of Coast Bancorp and its affiliates the opportunity to acquire a proprietary interest in the success of Coast Bancorp by purchasing shares of Coast Bancorp common stock.  No new options were granted in 2003.

The aggregate number of shares which may be issued pursuant to the exercise of Options granted under the Director Plan is 62,500 shares, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company (the “Shares”).  As of March 15, 2004, approximately eight (8) directors of Coast Bancorp and its affiliates were eligible to hold options under the Director Plan.  The Director Plan contemplates the grant of nonstatutory stock options only.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

a.                                       There are no stockholders with ownership of 5% of the Bank’s stock, except as set forth below.  Mr. Wauchope’s address is 500 Marsh Street, San Luis Obispo, CA  93401.

b.

Name	Relationship to Bank	Number of Shares	Notes	Percentage Owned (1)

Jack C. Wauchope	Chairman of the Board & CEO	42,300	(2)	6.43%
Marilyn Britton	Corporate Secretary & Director	3,050	(7)	0.48%
Dario Domenghini	Director	11,400	(3,5)	1.77%
James M. Kaney	Director	7,700	(5)	1.20%
Michael A. Lady	Director	6,000	(5)	0.93%
Gene D. Mintz	Director	25,140	(5)	3.91%
Ron Olson	Director	14,492	(6)	2.26%
Jack W. Robasciotti	Vice Chairman & Director	7,000	(5)	1.09%
Dan H. Wixom	Director	16,800	(4,5)	2.61%
Davina Palazzo	EVP & Executive Officer	4,500	(8)	0.70%
Alan Tognazzini	SVP & Executive Officer	2,000	(8)	0.31%
Leah Pauly	EVP & Executive Officer	2,100	(8)	0.33%
Julie Joslin	SVP & Executive Officer	1,200	(8)	0.19%
Berta Olson	SVP & Executive Officer	1,800	(10,8)	0.28%
Directors & Executive Officers as a Group (14 persons)		145,482	(9)	21.01%

Notes Regarding Percentages Owned:

(1)                                  Except as otherwise noted, may include shares held by such person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which person is a beneficiary and trustee with sole voting and investment power (or shared power with a spouse); shares held in street name for the benefit of such person; or shares held in an Individual Retirement Account or pension plan as to which person is the sole beneficiary and has pass-through voting rights and investment power.

(2)                                  Includes 20,000 shares of incentive stock options that are presently exercisable.

(3)                                  Includes 300 shares held by Domenghini Farms, a California General Partnership and 1,000 shares held by Domenghini Brothers, A California General Partnership, over which Mr. Domenghini has shared voting and investment power.

(4)                                  Includes 4,500 shares held by the Wixom Concrete, Inc. Profit Sharing Trust over which Mr. Wixom is trustee with sole voting and investment power.

(5)                                  Includes 5,000 shares of director stock options that are presently exercisable.

(6)                                  Includes 1,667 shares of director stock options that are presently exercisable.

(7)                                  Includes 2,500 shares of director stock options that are presently exercisable.

(8)                                  Incentive stock options currently exercisable.

(9)                                  Includes 42,400 shares of incentive stock options and 32,501 shares of director stock options which are presently exercisable.

(10)                            Includes 1,400 shares held in the Olson Family Trust.

Item 12.  Certain Relationships and Related Transactions.

There are no existing or proposed material interests or transactions between the Bank and/or any of its officers or directors outside the ordinary course of the Bank’s business.

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

b)                                     A current report on Form 8-K was filed with the SEC on October 22, 2003 reporting under Item 5 a declaration of a cash dividend.  A current report on Form 8-K was filed November 11, 2003 under Item 5 reporting the resignation of the President.

Item 14.  Principal Accountant Fees and Services

Vavrinek, Trine, Day & Company LLP’s engagement by Coast Bancorp commenced on April 30, 2002. During the fiscal year ended December 31, 2003, Vavrinek, Trine & Day & Company, LLP provided professional services in connection with the review of Coast Bancorp’s registration statement filed with the SEC in connection with the company’s public offering, the review of Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30, September 30, 2003, preparation for the audit of financial statements of Coast Bancorp for the fiscal year ended December 31, 2002, and consulted with Coast Bancorp’s management regarding year end tax planning.  As part of the engagement, Vavrinek, Trine, Day & Company LLP also prepared quarterly tax estimates and the federal and state income tax returns.

Audit Fees

The aggregate fees billed by Vavrinek, Trine, Day & Company LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal years 2002 and 2003 and the review of the financial statements included in the Company’s Forms 10-QSB for the Quarters ended March 31, June 30, and September 30, 2003 and for the preparation of tax estimates and federal and state income tax returns were $39,000.00 and $34,000.00, respectively.

Audit Related Fees

There were no fees billed by Vavrinek, Trine, Day & Company, LLP for assurance and related services provided to the Company that are reasonably related to the performance of the audit or review of the Company’s financial statements that have not been reported under “Audit Fees” for fiscal years 2002 and 2003.

Tax Fees

The aggregate fees billed by Vavrinek, Trine, Day & Company, LLP for professional services rendered to the Company for tax compliance, tax advice, and tax planning for fiscal years 2002 and 2003 were $5,000.00 each year.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee, acting on behalf of the Board of Directors of Coast Bancorp and Coast National Bank has been charged with assisting the Board in fulfilling the fiduciary responsibility to the shareholders, depositors and investment community relating to the quality and integrity of the company’s accounting systems, accounting principles applied, financial reporting process, and overall internal control structure.  In so doing the Committee shall:

•                  Select and recommend annually, to the Board of Directors, appointment of the Bancorp’s independent public accountants.

•                  Review independence, qualifications, the annual engagement letter, audit scope, accounting principles, related services and fees.

•                  Review management’s plans for engaging the independent public accountants to perform management’s advisory services.

•                  Review the Bancorp’s audited financial statements in relation to meeting the requirements of an annual Director’s examination, related notes, the accountant’s opinion to be rendered in connection therewith, and any unresolved disagreements with management, if any.

•                  Review their report on management’s assertions on in ternal controls and compliance with law and regulations.

•                  Review significant findings reported by bank regulators, management’s related responses, and monitor corrective actions on major deficiencies noted.

•                  Review management’s annual report on its responsibility for preparing financial statements, establishing and maintaining internal control structure and procedures for financial reporting, and for complying with certain laws and regulations.

•                  Perform additional functions as are necessary or prudent to fulfill the Committee’s duties and responsibilities.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Footnote

2.0	Plan of Acquisition and Agreement of Merger dated March 1, 2001	(1)
3.1	Articles of Incorporation of Coast Bancorp	(1)
3.2	Bylaws of Coast Bancorp	(1)
4.1	Certificate Evidencing Floating Rate Capital Securities	(3)
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
4.3	Certificate Evidencing Floating Rate Common Securities	(3)
4.4	Guarantee Agreement	(3)
4.5	Indenture dated September 26, 2002, Coast Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
10.1	Coast Bancorp Stock Option Plan and specimen Non-Statutory and Incentive Stock Option Agreements	(2) **
10.2	Coast Bancorp Directors Stock Option Plan and specimen Non-Statutory Agreement	(2) **
10.3	Employment contract by and between Jack C. Wauchope and Coast National Bank	**
10.5	Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A., as Institutional Trustee, Coast Bancorp as Sponsor, and Administrators, dated as of September 26, 2002	(3)
11.0	Statement regarding computation of per share earnings. Included in footnote 9 to the Registrant’s audited financial statements included in this Annual Report.	(3)
14.0	Code of Ethics
21.0	Subsidiaries of the Coast Bancorp – Coast National Bank (100% owned)	*
23.0	Consent of Independent Public Accountants
24.0	Power of Attorney	*
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Not Applicable
**	Employment contracts and compensation plans
(1)	Filed as Exhibits 2, 3.1, and 10.4, respectively, to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2001 filed with the SEC and incorporated herein by reference.
(2)	Filed as Exhibits 99.1 and 99.2, respectively, to Registrant’s Registration Statement on Form S-8 No. 333-84518 filed with the SEC and incorporated herein by reference.
(3)

Filed as Exhibits 4.1, 4.2, 4.3,4.4,4.5, and 10.5, respectively, to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2002 filed with the SEC and incorporated herein by reference.

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
Jack C. Wauchope
Chief Executive Officer
Chairman of the Board

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Marilyn Britton	Director	March 25, 2004
Marilyn Britton

/s/ Dario Domenghini	Director	March 25, 2004
Dario Domenghini

/s/ James M. Kaney	Director	March 25, 2004
James M. Kaney

/s/ Michael A. Lady	Director	March 25, 2004
Michael A. Lady

/s/ Gene D. Mintz	Director	March 25, 2004
Gene D. Mintz

/s/ Ron Olson	Director	March 25, 2004
Ron Olson

/s/ Jack W. Robasciotti	Director	March 25, 2004
Jack W. Robasciotti

/s/ Dan H. Wixom	Director	March 25, 2004
Dan H. Wixom