Form 10QSB
period 2004-03-31
COAST BANCORP/CA
filed 2004-05-06
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock – As of April 15, 2004, there were 639,300 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one)               Yes:     ☐    No:     ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS; CHANGES IN THE SECURITIES MARKETS; AND RISKS ASSOCIATED WITH THE WAR ON TERRORISM AND IN IRAQ .

THEREFORE, THE INFORMATION CONTAINED IN THIS DOCUMENT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF COAST BANCORP.

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

Business Description
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
Item 6 – Exhibits and Reports of Form 8-K

SIGNATURES

COAST BANCORP & SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited)

(in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$7,543	$9,273
Federal funds sold	9,100	5,400
TOTAL CASH AND CASH EQUIVALENTS	16,643	14,673

Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	8,029	12,073
TOTAL INVESTMENT SECURITIES	8,029	12,073
Loans:
Commercial	30,655	28,244
Real estate - construction	15,802	13,501
Real estate - other	64,895	62,282
Consumer	3,655	3,849
TOTAL LOANS	115,007	107,876
Net deferred loan fees	(405)	(414)
Allowance for loan losses	(1,146)	(1,109)
NET LOANS	113,456	106,353
Premises and equipment	7,386	7,091
Deferred taxes	369	367
Federal reserve bank stock, at cost	416	415
Accrued interest and other assets	1,436	1,312
TOTAL ASSETS	$147,735	$142,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$36,179	$34,636
Money market and NOW	34,531	35,754
Savings	6,963	7,015
Time deposits of $100,000 or more	36,351	32,412
Other time deposits	18,940	18,206
TOTAL DEPOSITS	132,964	128,023
Notes payable	120	164
Junior subordinated debt securities	5,155	5,155
Other liabilities	414	129
TOTAL LIABILITIES	138,653	133,471
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 639,300 in 2004 and 638,300 in 2003	6,423	6,407
Additional paid-in capital
Retained earnings	2,633	2,375
Accumulated other comprehensive income - net unrealized gains on available-for-sale securities	26	31
TOTAL STOCKHOLDERS’ EQUITY	9,082	8,813
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,735	$142,284

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended March 31,
	2004	2003

Interest income:
Interest and fees on loans	$1,873	$1,644
Interest on taxable securities	49	19
Interest on federal funds sold	15	48
Other interest income	9	5

Total interest income	1,946	1,716

Interest expense:
Interest on money market and NOW accounts	57	68
Interest on savings deposits	13	12
Interest on time deposits	261	283
Interest on other borrowings	72	77
Total Interest Expense	403	440

Net interest income	1,543	1,276
Provision for loan losses	40	9

Net interest income after provision for loan losses	1,503	1,267

Noninterest income:
Service charges on deposit accounts and other	69	84
Gain on sale of loans and servicing fees	275	25
Gain on sale of securities	43	—

Total noninterest income	387	109

Noninterest expense:
Salaries and benefits	786	631
Net occupancy expense (net of rental income)	78	95
Equipment expense	63	65
Other expense	534	363

Total noninterest expense	1,461	1,154

Income before taxes	433	222
Income taxes	175	92
Net income	$258	$130

Earnings per share - Basic	$0.40	$0.20
Earnings per share - Diluted	$0.37	$0.19

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of changes in Stockholders’ Equity (Unaudited)

(In Thousands, Except Number of Shares)

	Common Stock				Accumulated
	Number of Shares	Amount	Comprehensive Income	Retained Earnings	Other Comprehensive Income	Total
Balance at January 1, 2003	632,400	$6,324		$1,456	$49	$7,829
Exercise of stock options	5,900	83				83
Cash dividends				(63)		(63)
Comprehensive Income
Net income			$982	982		982
Unrealized loss on available-for-sale securities, net of taxes			(3)		(3)	(3)
Less reclassification adjustments for gains included in net income, net of taxes			(15)		(15)	(15)
Total comprehensive income			$964

Balance at December 31, 2003	638,300	$6,407		$2,375	$31	$8,813
Exercise of stock options	1,000	16				16
Cash dividends
Comprehensive Income
Net income			$258	258		258
Unrealized gain on available-for-sale securities, net of taxes			20		20	20
Less reclassification adjustments for gains included in net income net of taxes			(25)		(25)	(25)
Total comprehensive income			$204

Balance at March 31, 2004	639,300	$6,423		$2,633	$26	$9,082

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2004	2003
Operating activities
Net income	$258	$130
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	98	87
Provision for loan losses	40	9
Realized gain on investment securities	(43)
Other items - net	165	11
Net cash provided by operating activities	518	237

Investing activities
Purchase of investment securities	(2,019)	—
Proceeds from sale of investment securities	5,094	—
Maturities of investment securities	1,000	—
Net change in loans	(7,143)	(5,699)
Purchase of premises and equipment	(393)	(501)
Net cash used by investing activities	(3,461)	(6,200)

Financing activities
Increase in deposits	4,941	8,421
Principle payments on notes payable	(44)	(44)
Proceeds from exercise of options	16	13
Net cash provided (used) by financing actvities	4,913	8,390

Increase in cash and cash equivalents	1,970	2,427

Cash and cash equivalents at beginning of period	14,673	23,212

Cash and cash equivalents at end of period	$16,643	$25,639

The accompanying notes are an integral part of these consolidated financial statements

Note 1                                                             Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2003 filed on Form 10-KSB.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month periods ended March 31, 2004 and 2003 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2                                                             Earnings Per Share

Effective December 31, 1997, the Company adopted SFAS No. 128, “Earnings per Share”.  Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

	For the Three Months Ended March 31,
	2004	2003
	Shares	Shares
Used in Basic EPS	637,399	632,750
Dilutive Effect of outstanding Stock Options	64,988	31,638
Earnings per share – Diluted	702,387	664,388

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2003 and 2002 to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2004	2003

Net Income:
As reported	$258	$130
Stock-based compensation using the intrinsic value method	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(11)	(11)
Pro Forma net income	$247	$119

Basic earnings per share:
As reported	$0.40	$0.20
Proforma	$0.39	$0.19

Diluted earnings per share:
As reported	$0.39	$0.20
Pro forma	$0.35	$0.19

Note 4                                                             Current Accounting Pronouncements

In December 2003, FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  This interpretation addresses the consolidation of variable interest entities as defined in the Interpretations.  This Interpretation will require companies that have issued trust preferred securities to deconsolidate the related entities.  The Company has deconsolidated the trust preferred securities, which did not have a material impact on the Company’s financial statements.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Description of Business

Coast Bancorp

Coast Bancorp (the “Bancorp” or “Coast Bancorp”), headquartered in San Luis Obispo, California, and is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for March 31, 2004 and comparative information for December 31, 2003 and March 31, 2003 is inclusive of the consolidated Company.

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

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch.  The purpose for this acquisition was the eventual construction and relocation of the Morro Bay branch to a larger facility with a drive-through lane.  In October 2003 construction began on the new Morro Bay facility with an anticipated completion date in the summer of 2004.  The branch will consist of approximately 2700 square feet with two drive through lanes.

As of March 31, 2004, the Bank had a total of 64 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 56 positions.  The Bank values its employees and believes that it enjoys satisfactory relations with them.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

As of March 31, 2004, total consolidated assets of Coast Bancorp were $147.7million in comparison to total assets of $142.2 million as of December 31, 2003. This represents an increase of $5.5 million, or 3.87%.  Compared to total assets of $130.0 million at March 31, 2003, the company has increased assets by $17.7 million, or 13.62%, over the last twelve months.

For the three months ended March 31, 2004 the Bancorp reported consolidated net income of $258,000 or $0.37 diluted earnings per share compared to net income of $130,000 and $0.19 diluted earnings per share for the same period during 2003.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (the “interest rate spread”).   Net interest income was $1,543,000 for the quarter ended March 31, 2004, compared to $1,276,000 for the quarter ended March 31, 2003, representing an increase of 20.92%.  This increase was primarily the result of growth in interest-earning assets generated by the Bank’s branches.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended March 31,		Year Ended December 31, 2003
	2004	2003

Interest Income	$1,946	$1,716	$7,443
Interest Expense	403	440	1,693
Net Interest Income	$1,543	$1,276	$5,750

Average Earning Assets	$128,013	$108,467	$120,807
Net Interest Margin	4.82%	4.71%	4.76%

The increase in the net interest margin in the first quarter of 2004 as compared to the net interest margin at December 31, 2003 was due primarily to the continued growth in loans while maintaining quality and the Bank’s ability to respond to the changes in interest rates.

Provision for Loan Losses

Management of the Bank and the Company believes that the allowance for loan losses is adequate.  The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner.  The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses.  This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio.  Classified loans are reviewed individually to estimate the amount of probable losses that needs to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The Company made a $40,000 contribution to the allowance for loan losses for the three months ended March 31, 2004 compared to $9,000 for the same period in 2003.  Management believes that the allowance, which equals .99% of total loans at March 31, 2004, is adequate to cover future losses.  The allowance for loan losses at December 31, 2003 was 1.03% of total loans.

Changes in the allowance for loan losses for the quarter ended March 31, 2004 and 2003 are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2004	2003

Allowance, Beginning of Period	$1,109	$1,000
Provision for Loan Losses	40	9
Net Recoveries (Charge-offs)	(3)	1

Allowance, End of Period	$1,146	$1,010

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the quarter ended March 31, 2004 totaled $387,000 compared to $109,000 for the same period in 2003 a 255% increase.  During the three months ended March 31, 2004, the Company elected to realize gains of $215,000 from the sale of the guaranteed portion of government guaranteed loans.  It has been the Company’s policy to sell securities due in one year if the gain will result in higher income after reinvesting the proceeds.  The gain on these sales for quarter ending March 31, 2004 was $43,000.  The portion of these funds reinvested in securities gained 59 basis points.  There were no sales in the same period ending March 31, 2003.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the quarter ended March 31, 2004 totaled $1,461,000 compared to $1,154,000 for the same period in 2003 for an increase of 26.6%.  This increase is primarily due to the continuing growth of the

Bank’s government guaranteed lending department specializing in Small Business Administration lending programs and the overall expansion of the Bank’s customer base.  The number of full time equivalent employees was 56 in March, 2004 compared to 44 for March, 2003.  The increase in loans and deposits of $19.8 million and $15.7 million respectively compared to March, 2003 required additional personnel to provide the service our customers deserve.   Other expense also reflects the cost of processing and servicing these increased loans and deposits.

Income Taxes

The Bank recorded a $175,000 tax provision during the first quarter of 2004 compared to $92,000 during the same period in 2003.

Financial Condition

Balance Sheet Summary

As of March 31, 2004, total consolidated assets of Coast Bancorp were $147.7 million in comparison to total assets of $142.2 million as of December 31, 2003. This represents an increase of $5.5 million, or 3.87%.  Compared to total assets of $130.0 million at March 31, 2003, the company has increased assets by $17.7 million, or 13.62%, over the last twelve months.  These increases are the result of expansion of our customer base and overall growth in deposits of all types.

The majority of the growth in deposits has been reinvested in loans, which have increased by $19.7 million, or 20.4%, from $95.5 million at March 31, 2003 to $115.0 million at March 31, 2004.  The balance of the deposit growth has been invested in Fed Funds pending funding of continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Earnings Summary

Consolidated net income for the three months ended March 31, 2004 was $258,000 or $0.37 diluted earnings per share compared to net income of $130,000 or $0.19 diluted earnings per share for the same period during 2003.  The increase in earnings in 2004 as compared to the same three-month period in 2003 was due primarily to the profitability of the Bank’s SBA program, gain on sale of securities and the Bank’s response to the changing rate environment, producing an increased net interest margin.

Asset Quality

As of March 31, 2004, the Company had one loan on non-accrual in an amount of $21,000 and no loans 90 days or more past due and still accruing.  As of March 31, 2003 the Company had no loans on nonaccrual or loans 90 day past due and still accruing. As of December 31, 2003 the company had no loans on non-accrual or loans 90 days past due and still accruing.

As of March 31, 2004 and 2003 the Company has had no OREO or restructured loans.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.

Stockholders equity at March 31, 2004 was $9,082 million, compared to $8,813 at December 31, 2003.  Stockholders equity increased primarily from net income of $258,000.  The balance of the increase was the result of employees exercising the vested amount of their stock options.

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

Coast Bancorp maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Company are as follows:

	Regulatory Standard		Coast National Bank	Coast Bancorp
	Adequately Capitalized	Well Capitalized	As of March 31, 2004	As of March 31, 2003
Total risk-based capital ratio	8.00%	10.00%	12.04%	10.48%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.09%	9.41%
Tier 1 leverage capital ratio	4.00%	5.00%	9.37%	7.15%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Item 3.  Controls and Procedures

Based on their evaluation as of March 31, 2004 of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

(b)         Reports on Form 8-K

No Form 8-K’s were filed by the Bancorp during the quarter ended March 31, 2004.

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	April 21, 2004	/s/Jack Wauchope
Jack Wauchope
President/Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

Date:	April 21, 2004	/s/Berta Olson
Berta Olson
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)