Form 10QSB
period 2004-06-30
COAST BANCORP/CA
filed 2004-08-12
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common Stock – As of June 30, 2004, there were 640,200 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one)                   Yes:   ☐   No:   ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS;  CHANGES IN THE SECURITIES MARKETS; AND RISKS ASSOCIATED WITH THE WAR ON TERRORISM AND IN IRAQ.

THEREFORE, THE INFORMATION CONTAINED IN THIS DOCUMENT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE BANCORP.

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

SIGNATURES

COAST BANCORP & SUBSIDIARIES

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited)

(in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$9,753	$9,273
Federal funds sold	15,150	5,400
TOTAL CASH AND CASH EQUIVALENTS	24,903	14,673

Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	7,878	12,073
TOTAL INVESTMENT SECURITIES	7,878	12,073
Loans:
Commercial	29,588	28,244
Real estate - construction	14,120	13,501
Real estate - other	65,262	62,282
Consumer	3,929	3,849
TOTAL LOANS	112,899	107,876
Net deferred loan fees	(375)	(414)
Allowance for credit losses	(1,177)	(1,109)
NET LOANS	111,347	106,353
Premises and equipment	7,722	7,091
Deferred taxes	558	367
Federal Reserve Bank and FHLB stock, at cost	872	415
Accrued interest and other assets	1,500	1,312
TOTAL ASSETS	$154,780	$142,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$36,419	$34,636
Money market and NOW	36,665	35,754
Savings	7,182	7,015
Time deposits of $100,000 or more	42,055	32,412
Other time deposits	17,551	18,206
TOTAL DEPOSITS	139,872	128,023
Notes payable	115	164
Junior subordinated debt securities	5,155	5,155
Other liabilities	258	129
TOTAL LIABILITIES	145,400	133,471
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 640,200 in 2004 and 638,300 in 2003	6,435	6,407
Additional paid-in capital
Retained earnings	3,005	2,375
Accumulated other comprehensive income - net unrealized gains (losses) on available-for-sale securities	(60)	31
TOTAL STOCKHOLDERS’ EQUITY	9,380	8,813
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,780	$142,284

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$1,992	$1,793	$3,865	3,437
Interest on taxable securities	42	20	91	39
Interest on federal funds sold	16	42	31	90
Other interest income	7	9	16	14

Total interest income	2,057	1,864	4,003	3,580

Interest expense:
Interest on money market and NOW accounts	58	64	115	132
Interest on savings deposits	12	14	25	26
Interest on time deposits	281	297	542	580
Interest on other borrowings	64	77	136	154

Total interest expense	415	452	818	892

Net interest income	1,642	1,412	3,185	2,688
Provision for loan losses	30	145	70	154

Net interest income after provision for loan losses	1,612	1,267	3,115	2,534

Noninterest income:
Service charges on deposit accounts and other	139	140	208	224
Gain on sale of loans and servicing fees	256	254	531	279
Gain on sale of securities	0	0	43	0

Total noninterest income	395	394	782	503

Noninterest expense:
Salaries and benefits	763	643	1,549	1,274
Net occupancy expense (net of rental income)	85	90	163	185
Equipment expense	69	65	132	130
Other expense	473	377	1,003	740

Total noninterest expense	1,390	1,175	2,847	2,329

Income before taxes	617	486	1,050	708
Income taxes	245	203	420	295
Net income	$372	$283	$630	$413

Earnings per share - Basic	$0.58	$0.45	$0.99	$0.65
Earnings per share - Diluted	$0.53	$0.43	$0.89	$0.62

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of changes in Stockholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Number of Shares	Amount

Balance at January 1, 2003	632,400	$6,324		$1,456	$49	$7,829
Exercise of stock options	5,900	83				83
Cash dividends				(63)		(63)
Comprehensive Income
Net income			$982	982		982
Unrealized gain on available-for-sale securities, net of taxes of $2,414			(3)		(3)
Less reclassification adjustments for gains included in net income, net of taxes of $10,328			(15)		(15)	(15)
Total comprehensive income			$964

Balance at December 31, 2003	638,300	$6,407		$2,375	$31	$8,813
Exercise of stock options	1,900	28				28
Cash dividends						—
Comprehensive Income
Net income			$630	630		630
Unrealized loss on available-for-sale securities, net of taxes			(91)		(91)	(91)
Total comprehensive income			$539

Balance at June 30, 2004	640,200	$6,435		$3,005	$(60)	$9,380

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Six Months Ended June 30,
	2004	2003
Operating activities
Net income	$630	$413
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	198	177
Provision for loan losses	70	154
Realized gain on investment securities	(43)	—
Other items - net	(180)	(117)
Net cash provided by operating activities	675	627

Investing activities
Proceeds from sale of investment securities	5,094	—
Maturities of investment securities	1,000	—
Purchase of investment securities	(2,019)	—
Net change in loans	(5,064)	(14,979)
Increase in Federal Reserve Bank and FHLB Stock	(455)	(125)
Purchase of premises and equipment	(829)	(938)
Net cash provided (used) by investing activities	(2,273)	(16,042)

Financing activities
Increase (decrease) in deposits	11,849	11,696
Principle payments on notes payable	(49)	(48)
Proceeds from exercise of options	28	13
Net cash provided (used) by financing actvities	11,828	11,661

Increase (decrease) in cash and cash equivalents	10,230	(3,754)

Cash and cash equivalents at beginning of period	14,673	23,212

Cash and cash equivalents at end of period	$24,903	$19,458

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month period ended June 30, 2004 and 2003 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	Shares	Shares	Shares	Shares
Used in Basic EPS	638,104	633,300	637,305	633,027
Dilutive Effect of Outstanding Stock Options	70,938	29,453	67,963	30,546
Earnings per share - Diluted	709,042	662,753	705,268	663,573

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2004 and 2003 to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net Income:
As reported	$372	$283	$630	$413
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(10)	(10)	(20)	(23)
Pro Forma net income	$362	$273	$610	$390

Basic earnings per share:
As reported	$0.58	$0.45	$0.99	$0.65
Proforma	$0.57	$0.43	$0.96	$0.62

Diluted earnings per share:
As reported	$0.53	$0.43	$0.89	$0.62
Pro forma	$0.51	$0.41	$0.86	$0.59

Note 4                                                      Current Accounting Pronouncements

In December 2003, FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No 51.”  This interpretation addresses the consolidation of variable interest entities as defined in the Interpretations.  This Interpretation will require companies that have issued trust preferred securities to deconsolidate the related entities.  The Company has deconsolidated the Coast Bancorp Statutory Trust I, which did not have a material impact on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Description of Business

Coast Bancorp

Coast Bancorp, (the “Bancorp” or “Coast Bancorp”) headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of

Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for June 30, 2004 and comparative information for December 31, 2003 and June 30, 2003 is inclusive of the consolidated Company.

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

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch.  The purpose for this acquisition was the construction and relocation of the Morro Bay branch to a larger facility with a drive-through lane.  Construction began in the first quarter of 2004 with completion anticipated in the third quarter 2004.

As of June 30, 2004, the Bank had a total of 65 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 60 positions.  The Bank values its employees and believes that it enjoys satisfactory working relations with them.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

As of June 30, 2004, total consolidated assets of Coast Bancorp were $154.7 million in comparison to total assets of $142.2 million as of December 31, 2003. This represents an increase of $12.5 million, or 8.8%.  Compared to total assets of $133.6 million at June 30, 2003, the company has increased assets by $21.1 million, or 15.8%, over the last twelve months.

For the three months ended June 30, 2004 the Bancorp reported consolidated net income of $372,000 or $0.53 diluted earnings per share compared to net income of $283,000 and $0.43 diluted earnings per share for the same period during 2003.  For the six months ended June 30, 2004 the Bancorp reported consolidated net income of $630,000 or $0.89 diluted earnings per share compared to consolidated net income of $413,000 or $0.62 diluted earnings per share for the same period in 2003.  The increase in net income was due in part to loan growth and to the sale of the government guaranteed portion of SBA loans.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (“the interest rate spread”).  Net interest income was $1,642,000 for the quarter ended June 30, 2004, compared to $1,412,000 for the quarter ended June 30, 2003, representing an increase of 16.3%.  Net interest income was $3,185,000 for the six months ended June 30, 2004, compared to $2,688,000 for the six months ended June 30, 2003, representing an increase of 18.5%.  This increase, while offset somewhat by lower interest rates, was primarily the result of the loan growth generated by the Bank’s branches.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2003
	2004	2003	2004	2003

Interest Income	$2,057	$1,864	$4,003	$3,580	$7,444
Interest Expense	415	452	818	892	1,413

Net Interest Income	$1,642	$1,412	$3,185	$2,688	$6,031

Average Earning Assets	$133,706	$118,374	$131,260	$114,619	$120,807
Net Interest Margin	4.91%	4.77%	4.85%	4.69%	4.99%

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

The Company made a $70,000 contribution to the allowance for loan losses for the six months ended June 30, 2004 compared to $154,000 for the same period in 2003.  Management believes that the allowance, which equals 1.04% of total loans at June 30, 2004, is adequate to cover future losses.  The allowance for loan losses at December 31, 2003 was 1.03% of total loans.

Changes in the allowance for loan losses for the three months ended and the six months ended June 30, 2004 and 2003 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Allowance, Beginning of Period	$1,146	$1,010	$1,109	$1,000
Provision for Loan Losses	30	145	70	155
Loans Charged Off - net of recoveries	1	(105)	(2)	(105)

Allowance, End of Period	$1,177	$1,050	$1,177	$1,050

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the three months ended June 30, 2004 totaled $395,000 compared to $394,000 for the same period in 2003 a slight increase.  Non-interest income for the six months ended June 30, 2004 totaled $782,000 compared to $503,000 for the same period in 2003 a 55.4% increase.  During the six months ended June 30, 2004, the Bank elected to realize gains of $483,000 from the sale of the guaranteed portion of government guaranteed loans as compared to $236,000 for the six months ending 2003.  It has been the Company’s policy to sell securities due in one year if the gain will result in higher income after reinvesting the proceeds.  There were no sales for the three months ending June 30, 2004.  For the six months ending June 30, 2004 gains on these sales were $43,000 resulting in an increase of 59 basis points on the portion reinvested.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended June 30, 2004 totaled $1,390,000 compared to $1,175,000 for the same period in 2003 for an increase of 18.3%.  Non-interest expense for the six months ended June 30, 2004 totaled $2,847,000 compared to $2,329,000 for the same period in 2003 for an increase of 22.2%.  This increase is primarily due to the continuing growth of the Bank’s government guaranteed lending department specializing in Small Business Administration lending programs, the increased expense associated with the Bank’s new head office building, and the overall expansion of the Bank’s customer base.  The number of full time equivalent employees necessary to provide superior customer service was 60 in June 2004 compared to 53 in June 2003.

Income Taxes

The Company recorded a $245,000 tax provision during the three months ended June 30, 2004 compared to $203,000 during the same period in 2003.  The Company recorded a $420,000 tax provision for the six months ended June 30, 2004 compared to $295,000 during the same period in 2003.

Financial Condition

Balance Sheet Summary

As of June 30, 2004, total consolidated assets of Coast Bancorp were $154.7 million in comparison to total assets of $142.2 million as of December 31, 2003. This represents an increase of $12.5 million, or 8.8%.  Compared to total assets of $133.6 million at June 30, 2003, the company has increased assets by $21.1 million, or 15.8%, over the last twelve months.  These increases are the result of significant growth in deposits of all types.

The majority of the growth in deposits has been invested in loans, which have increased by $8.3 million, or 7.9%, from $104.6 million at June 30, 2003 to $112.9 million at June 30, 2004.  The balance of the deposit growth has been invested in Fed Funds to fund continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Earnings Summary

Consolidated net income for the three months ended June 30, 2004 was $372,000 or $0.53 diluted earnings per share compared to net income of $283,000 or $0.43 diluted earnings per share for the same period during 2003.  Consolidated net income for the six months ended June 30, 2004 was $630,000 or $0.89 diluted earnings per share compared to net income of $413,000 or $0.62 diluted earnings per share for the same period during 2003.  The increase in earnings in 2004 as compared to the same three and six-month period in 2003 was still attained in the face of the lingering effects on the Bank’s net interest margin following reductions in short-term rates by the Federal Reserve of 50 basis points on November 7, 2002 and another 25 basis points on June 25, 2003, as well as increases in non-interest expenses such as those associated with the opening of the Bank’s new head office building as well as the continuing expansion of the Bank’s Government Guaranteed lending department, and the payment of quarterly interest on the Company’s Trust Preferred borrowing.  The increase in short term rates of 25 basis points recently instituted by the Federal Reserve has not had an effect as of this date.

Asset Quality

As of June 30, 2004, the Company had no loans on non-accrual and no loans 90 days or more past due and still accruing.  As of June 30, 2003 the Company had one loan in the amount $54,000 on nonaccrual and no loans 90 day past due and still accruing. As of December 31, 2003 the company had no loans on non-accrual or loans 90 days past due and still accruing.  As of June 30, the Company has had no OREO during 2004 or 2003.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.

Stockholders equity at June 30, 2004 was $9.380 million, compared to $8.813 million at December 31, 2003.  Stockholders equity increased primarily from net income of $630,000.

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

The Company maintains capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Bank are as follows:

	Regulatory Standard		Coast National Bank	Coast National Bank
	Adequately Capitalized	Well Capitalized	As of June 30, 2004	As of December 31, 2003
Total risk-based capital ratio	8.00%	10.00%	12.44%	12.51%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.47%	11.54%
Tier 1 leverage capital ratio	4.00%	5.00%	9.29%	9.49%

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

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.  As of the six months ended June 30, 2004, the Bank had a loan-to-deposit ratio of 80.72%.

Item 3.  Controls and Procedures

Based on their evaluation as of June 30, 2004, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – CHANGES IN SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  Coast Bancorp’s 2004 Annual Meeting of Shareholders was held on June 23, 2004 (the “Meeting”).  The Meeting involved the following proposals:

1.     To elect nine (9) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.     To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2004 fiscal year, and

(b)                                 Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There were no solicitations in opposition to management’s nominees as listed in the proxy statement, and all such nominees were elected.

On Proposal No. 2 to approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2004 fiscal year, 500,922 shares voted in favor of approval, none voted against approval, 750 shares abstained, and there were zero (0) broker non-votes.  Accordingly, Proposal No. 2 was passed by the shareholders.

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

(b)         Reports on Form 8-K

No Form 8-K’s were filed by the Bank during the quarter ended June 30, 2004.

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	August 11, 2004	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board
President/Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2004	/s/ Berta F. Olson
Berta F. Olson
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)