Form 10QSB
period 2004-09-30
COAST BANCORP/CA
filed 2004-11-15
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common Stock – As of September 30, 2004, there were 647,700 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one)          Yes:   ☐    No:   ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS;  CHANGES IN THE SECURITIES MARKETS AND RISKS ASSOCIATED WITH THE WAR ON TERRORISM AND THE WAR IN IRAQ.

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
Item 6 – Exhibits

SIGNATURES

COAST BANCORP & SUBSIDIARY

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited)

(in thousands)	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$8,676	$9,273
Federal funds sold	20,125	5,400
TOTAL CASH AND CASH EQUIVALENTS	28,801	14,673

Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	6,940	12,073
TOTAL INVESTMENT SECURITIES	6,940	12,073
Loans:
Commercial	38,370	28,244
Real estate - construction	8,798	13,501
Real estate - other	65,786	62,282
Consumer	3,246	3,849
TOTAL LOANS	116,200	107,876
Net deferred loan fees	(415)	(414)
Allowance for credit losses	(1,173)	(1,109)
NET LOANS	114,612	106,353
Premises and equipment	8,541	7,091
Deferred taxes	579	367
Federal Reserve Bank and FHLB stock, at cost	879	415
Accrued interest and other assets	1,674	1,312
TOTAL ASSETS	$162,026	$142,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,207	$34,636
Money market and NOW	40,039	35,754
Savings	8,253	7,015
Time deposits of $100,000 or more	44,006	32,412
Other time deposits	15,430	18,206
TOTAL DEPOSITS	146,935	128,023
Notes payable	111	164
Junior subordinated securities	5,155	5,155
Other liabilities	124	129
TOTAL LIABILITIES	152,325	133,471

Commitments and contingencies
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized;issued and outstanding: 647,700 in 2004 and 638,300 in 2003	6,510	6,407
Additional paid-in capital
Retained earnings	3,212	2,375
Accumulated other comprehensive income - net unrealized gains (losses) on available-for-sale securities	(21)	31
TOTAL STOCKHOLDERS’ EQUITY	9,701	8,813
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,026	$142,284

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$1,940	$1,839	$5,805	5,276
Interest on taxable securities	41	45	132	84
Interest on federal funds sold	69	28	100	118
Other interest income	14	10	30	24

Total interest income	2,064	1,922	6,067	5,502

Interest expense:
Interest on money market and NOW accounts	81	52	196	184
Interest on savings deposits	11	15	36	41
Interest on time deposits	284	280	826	860
Interest on other borrowings	75	75	211	229

Total interest expense	451	422	1,269	1,314

Net interest income	1,613	1,500	4,798	4,188
Provision for loan losses	—	20	70	174

Net interest income after provision for loan losses	1,613	1,480	4,728	4,014

Noninterest income:
Service charges on deposit accounts and other	77	75	285	233
Gain on sale of loans and servicing fees	90	238	621	583
Gain on sale of securities	—	—	43	0

Total noninterest income	167	313	949	816

Noninterest expense:
Salaries and benefits	790	699	2,339	1,973
Net occupancy expense (net of rental income)	113	82	276	267
Equipment expense	67	62	199	192
Other expense	405	394	1,408	1,134

Total noninterest expense	1,375	1,237	4,222	3,566

Income before taxes	405	556	1,455	1,264
Income taxes	198	231	618	526
Net income	$207	$325	$837	$738

Earnings per share - Basic	$0.33	$0.51	$1.32	$1.16
Earnings per share - Diluted	$0.30	$0.48	$1.20	$1.11

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statement of changes in Stockholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance at January 1, 2003	632,400	$6,324		$1,456	$49	$7,829
Exercise of stock options	5,900	83				83
Cash dividends				(63)		(63)
Comprehensive Income
Net income				982		982
Unrealized gain on available-for-sale securities, net of taxes					(3)	(3)
Less reclassification adjustments for gains (losses) included in net income, net of taxes			(15)		(15)	(15)
Total comprehensive income			$(15)

Balance at December 31, 2003	638,300	$6,407		$2,375	$31	$8,813
Exercise of stock options	9,400	103				103
Cash dividends						—
Comprehensive Income
Net income			837.00	837		837
Less reclassification adjustment for gains (losses) included in net income; net of taxes			(25)		(25)	(25)
Unrealized gain (losses) on available-for-sale securities, net of taxes			(27)		(27)	(27)
Total comprehensive income			$785

Balance at September 30, 2004	647,700	$6,510		$3,212	$(21)	$9,701

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$837	$738
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	299	264
Provision for loan losses	70	174
Realized gain on investment securities	(43)	—
Other items - net	(539)	(88)
Net cash provided by operating activities	624	1,088

Investing activities
Proceeds from sale of investment securities	5,094	—
Maturities of investment securities	2,000	—
Purchase of investment securities	(2,019)	(10,093)
Net change in loans	(8,329)	(16,255)
Increase in Federal Reserve Bank and FHLB Stock	(455)	(125)
Purchase of premises and equipment	(1,749)	(1,010)
Net cash provided (used) by investing activities	(5,458)	(27,483)

Financing activities
Increase (decrease) in deposits	18,912	17,783
Principle payments on notes payable	(53)	(52)
Proceeds from exercise of options	103	13
Net cash provided (used) by financing actvities	18,962	17,744

Increase (decrease) in cash and cash equivalents	14,128	(8,651)

Cash and cash equivalents at beginning of period	14,673	23,212

Cash and cash equivalents at end of period	$28,801	$14,561

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and nine month period ended September 30, 2004 and 2003, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2            Basis of Earnings Per Share

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	Shares	Shares	Shares	Shares
Used in Basic EPS	636,687	633,300	632,138	633,119
Dilutive Effect of Outstanding Stock Options	64,654	41,864	66,853	34,315
Earnings per share - Diluted	701,341	675,164	698,991	667,434

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

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2004 and 2003 to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net Income:
As reported	$207	$325	$837	$738
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(10)	(11)	(30)	(34)
Pro Forma net income	$197	$314	$807	$704

Basic earnings per share:
As reported	$0.33	$0.51	$1.32	$1.16
Proforma	$0.31	$0.50	$1.28	$1.11

Diluted earnings per share:
As reported	$0.30	$0.48	$1.20	$1.11
Pro forma	$0.28	$0.47	$1.15	$1.05

In March 2004, the Financial Accounting Standards Board (“FASB”) released an Exposure Draft that would replace SFAS No. 123.  Under the FASB proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The comment period for the Exposure Draft ended June 30, 2004.

Note 4            Current Accounting Pronouncements

In November 2003, the Emerging Issues Task Force of the FASB reached consensus on Issue 03-1, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  Issue 03-1 provides guidance in the recognition and measurement of other-than-temporary impairment for debt and equity securities that are within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for under the cost method of accounting, or cost method investments.  In September 2004 the FASB reconsidered the guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in the other-than-temporary impairment evaluations, and it is anticipated that the effective date will be in late 2004 or 2005.  Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairments.  Those disclosure requirements were effective for fiscal years ending after December 15, 2003.  We do not believe this will have a material effect.

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

Description of Business

Coast Bancorp

Coast Bancorp, headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented for September 30, 2004 and comparative information for December 31, 2003 and September 30, 2003 is inclusive of the consolidated Company.

Coast National Bank

Coast National Bank was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California and in May 2003 the Bank opened another loan production office in Bakersfield.  In September 2004 the Morro Bay office vacated it’s facility at 948 Morro Bay Boulevard and moved into the new facility at 898 Morro Bay Boulevard, Morro Bay, California. In July 2004 the Santa Maria loan production office moved to 301 So. Miller St., Ste 110, Santa Maria, California.

When the Bank opened for business in June 1997, it purchased the real estate and building that housed the Arroyo Grande branch office.  On October 14, 1999, the Bank purchased an adjacent lot next to the San Luis Obispo main office on Marsh Street.  A few months later on February 1, 2000, the Bank also purchased the contiguous property and building that was home to the San Luis Obispo main office at 486 Marsh Street.  Construction of a new head office building on the adjacent lot began on October 11, 2001 and was completed on November 25, 2002.  The new main office, located at 500 Marsh Street is approximately 10,700 square feet with the San Luis Obispo branch operation occupying the ground floor and the administrative offices occupying the second floor.  Original main office now houses the Bank’s Small Business Lending Center and the Bank’s Note Department.

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch.  The purpose for this acquisition was the eventual construction and relocation of the Morro Bay branch to a larger facility with a drive-through lane.  Construction began in the first quarter 2004 and was completed in August 2004.  The branch is now operational.

As of September 30, 2004, the Bank had a total of 64 employees.  A number of these employees work part-time however.  Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 55 positions.  The Bank values its employees and believes that it enjoys satisfactory working relations with them.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

As of September 30, 2004, total consolidated assets of Coast Bancorp were $162.0 million in comparison to total assets of $142.2 million as of December 31, 2003. This represents an increase of $19.8 million, or 13.92%.  Compared to total assets of $140.2 million at September 30, 2003, the Company has increased assets by $21.8 million, or 15.5%, over the last twelve months.

For the three months ended September 30, 2004 the Bancorp reported consolidated net income of $207,000 or $0.30 diluted earnings per share compared to net income of $325,000 and $0.48 diluted earnings per share for the same period during 2003.  For the nine months ended September 30, 2004 the Bancorp reported consolidated net income of $837,000 or $1.20 diluted earnings per share compared to consolidated net income of $738,000 or $1.11 diluted earnings per share for the same period in 2003.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the interest rate spread, or more specifically on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.   Net interest income was $1,613,000 for the quarter ended September 30, 2004, compared to $1,500,000 for the quarter ended September 30, 2003, representing an increase of 7.5%.  Net interest income was $4,798,000 for the nine months ended September 30, 2004, compared to $4,188,000 for the nine months ended September 30, 2003, representing an increase of 14.6%.  This increase was primarily the result of the significant loan growth generated by the Bank’s branches.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2004	2003	2003

Interest Income	$2,064	$1,922	$6,067	$5,502	$7,444
Interest Expense	451	422	1,269	1,314	1,413

Net Interest Income	$1,613	$1,500	$4,798	$4,188	$6,031

Average Earning Assets	$142,634	$122,132	$135,080	$116,482	$120,807
Net Interest Margin	4.52%	4.91%	4.74%	4.79%	4.99%

Provision for Loan Losses

Management of the Bank and Coast Bancorp believes that the allowance for loan losses is adequate.  The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner.  The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses.  This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio.  Classified loans are reviewed individually to estimate the amount of probable losses that needs to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The Bank made a $70,000 contribution to the allowance for loan losses for the nine months ended September 30, 2004 compared to $174,000 for the same period in 2003.  Management believes that the allowance, which equals 1.01% of total loans at September 30, 2004, is adequate to cover future losses.  The allowance for loan losses at December 31, 2003 was 1.03% of total loans.

Changes in the allowance for loan losses for the three months ended and the nine months ended September 30, 2004 and 2003 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Allowance, Beginning of Period	$1,177	$1,050	$1,109	$1,000
Provision for Loan Losses	0	20	70	174
Loans Charged Off - net of recoveries	(4)	3	(6)	(101)

Allowance, End of Period	$1,173	$1,073	$1,173	$1,073

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the three months ended September 30, 2004 totaled $167,000 compared to $313,000 for the same period in 2003 reflecting the decrease of $148,000 in mortgage loan refinance fees for the quarter.  Non-interest income for the nine months ended September 30, 2004 totaled $949,000 compared to $816,000 for the same period in 2003 representing a 16.3% increase.  Compared to the same nine-month period in 2003, the increases in non-interest income for 2004 have been due to increases in service charges of $52,000 on our growing portfolio of deposit accounts, increases in the amount of servicing fees and realized gains on the sale of the guaranteed portion of government-guaranteed loans totaling $38,000. Over the nine month period ending September 30, 2004, the Bank elected to realize $43,000 in gains from the sale of investment securities.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended September 30, 2004 totaled $1,375,000 compared to $1,237,000 for the same period in 2003 for an increase of 11.2%.  Non-interest expense for the nine months ended September 30, 2004 totaled $4,222,000 compared to $3,566,000 for the same period in 2003 for an increase of 18.4%.  This increase is primarily due to the continuing growth of the Bank’s government guaranteed lending department specializing in Small Business Administration lending programs, the opening of the Bank’s new Morro Bay office building during the third quarter and the overall expansion of the Bank’s customer base. Full time equivalent employees on September 30, 2004 compared to September 30, 2003 were 55 and 51 respectively, accounting for the increases due to salaries.

Income Taxes

The Company recorded a $198,000 tax provision during the three months ended September 30, 2004 compared to $231,000 during the same period in 2003.  The Company recorded a $618,000 tax provision for the nine months ended September 30, 2004 compared to $526,000 during the same period in 2003.

Financial Condition

Balance Sheet Summary

As of September 30, 2004, total consolidated assets of Coast Bancorp were $162.0 million in comparison to total assets of $142.2 million as of December 31, 2003. This represents an increase of $19.8 million, or 13.92%.  Compared to total assets of $140.2 million at September 30, 2003, the Company has increased assets by $21.8 million, or 15.5%, over the last twelve months.  These increases are the result of significant growth in non-interest-bearing demand deposits, money-market and NOW accounts, as well as modest growth in savings and time deposit accounts.

The majority of the growth in deposits has been reinvested in loans, which have increased by $8.8 million, or 8.2%, from $107.8 million at September 30, 2003 to $116.2 million at September 30, 2004.  The balance of the deposit growth has been invested in short-term investment securities and in Fed Funds to fund continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Earnings Summary

Consolidated net income for the three months ended September 30, 2004 was $207,000 or $0.30 diluted earnings per share compared to net income of $325,000 or $0.48 diluted earnings per share for the same period during 2003, a decrease of 36.30%.  Consolidated net income for the nine months ended September 30, 2004 was $837,000 or $1.20 diluted earnings per share compared to net income of $738,000 or $1.11 diluted earnings per share for the same period during 2003, an increase of 13.41%.  The increase in earnings in 2004 as compared to the same nine-month period in 2003 was primarily due to the increase in net interest income resulting from the growth of the Bank’s earning assets.  This increase in net interest income was still attained in the face of increases in non-interest expenses such as those associated with the opening of the Bank’s new head office building and the new Morro Bay office, the continuing expansion of the Bank’s Government Guaranteed lending department, and the payment of quarterly interest on the Company’s Trust Preferred borrowing.   The increase in short term rates has not had a material effect on net income.

Asset Quality

As of September 30, 2004, the Company had no loans on non-accrual and no loans past due 90 days or more and still accruing.  As of September 30, 2003 the Company had one loan on nonaccrual. As of December 31, 2003 the company had no loans on non-accrual or loans 90 days past due and still accruing.  As of September 30, the Company has had no OREO or restructured loans during 2004 or 2003.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.

Stockholders equity at September 30, 2004 was $9.7 million, compared to $8.8 million at December 31, 2003.  Stockholders equity increased primarily from net income of $837,000.

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

Coast Bancorp and Coast National Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Bank and Bancorp are as follows:

	Regulatory Standard		Coast Bancorp	Coast Bancorp
	Adequately Capitalized	Well Capitalized	As of September 30, 2004	As of December 31, 2003
Total risk-based capital ratio	8.00%	10.00%	11.32%	13.00%
Tier 1 risk-based capital ratio	4.00%	6.00%	13.93%	10.20%
Tier 1 leverage capital ratio	4.00%	5.00%	7.93%	8.92%

	Regulatory Standard		Coast National Bank	Coast National Bank
	Adequately Capitalized	Well Capitalized	As of September 30, 2004	As of December 31, 2003
Total risk-based capital ratio	8.00%	10.00%	12.21%	12.51%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.28%	11.54%
Tier 1 leverage capital ratio	4.00%	5.00%	8.92%	9.49%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers.  Asset liquidity is primarily derived from loan payments and the maturity of other earning assets.  Liquidity from liabilities is obtained primarily from the receipt of new deposits.  The Bank’s Investment Committee is responsible for the managing of the on-and-off balance sheet commitments to meet the needs of customers while achieving the Bank’s financial objectives.

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.  As of the nine months ended September 30, 2004, the Bank had a loan-to-deposit ratio of 77.8%.

Item 3.    Controls and Procedures

Based on their evaluation as of September 30, 2004, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

COAST BANCORP

Date:	November 12, 2004	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board President/Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2004	/s/ Berta F. Olson
Senior Vice President
Chief Financial Officer (Principal Financial Officer)