Form 10KSB
period 2004-12-31
COAST BANCORP/CA
filed 2005-03-31
CIK 1141575

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ending December 31, 2004

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

Registrant’s revenues of fiscal year ended December 31, 2004 were $9,707,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 17, 2005:  $18,928,300.

Number of registrant’s shares of Common Stock outstanding as of December 31, 2004 was 652,700.

Documents incorporated by reference:     None

Transitional Small Business Disclosure Format (Check one)          Yes: ☐    No: ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS WITHIN THIS ANNUAL REPORT ON FORM 10-KSB INCLUDE FORWARD LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VIOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS;  CHANGES IN THE SECURITIES MARKETS; THE ABILITY TO SATISFY THE REQUIREMENTS OF THE SARBANES-OXLEY ACT AND OTHER REGULATIONS GOVERNING INTERNAL CONTROLS; AND THE POTENTIAL ECONOMIC EFFECT OF THE WAR ON TERRORISM AND THE WAR IN IRAQ.

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

INDEX

PART I

Item 1 -	DESCRIPTION OF BUSINESS

Item 2 -	DESCRIPTION OF PROPERTIES

Item 3 -	LEGAL PROCEEDINGS

Item 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

Item 5 -	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 6 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7 -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A -	CONTROLS AND PROCEDURES

PART III

Item 9 -	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Item 10 -	EXECUTIVE COMPENSATION

Item 11 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

Item 13 -	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14 -	AUDIT FEES AND SERVICES

EXHIBIT INDEX

SIGNATURES

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

Coast National Bank

Coast National Bank (the “Bank”) was chartered June 16, 1997, (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June, 1998, at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July, 1999, at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was originally opened at 930 South Broadway Street in Santa Maria and in July 2004 moved to 301 S. Miller Street, Ste 110 in Santa Maria, California.  In October 2004 a loan production office was opened in Santa Barbara, California at 15 West Carrillo St. Ste. 252.  The Bank applied for and received approval from the Comptroller of the Currency for another branch office which will open March 2005 at 2138 Spring Street, Paso Robles, California.  The Bank also purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch sometime in the future.

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

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch with the intention of eventually relocating the Morro Bay branch.  In October 2003 construction began on the new Morro Bay facility which was completed and occupied in August 2004. The new branch consists of approximately 2700 square feet with two drive-through lanes.

As of December 31, 2004, the Bank had a total of 66 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 58 positions.  The Bank values its employees and feels that it enjoys satisfactory working relations with them.  The employees are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Deposits, Liquidity and Liability Management

Deposits represent the Bank’s primary source of funds.  As of December 31, 2004, the Bank had approximately $39.6 million in non-interest bearing deposit accounts.  Also, as of that date, the Bank had approximately $37.0 million in interest bearing deposit accounts, $9.0 million in savings accounts and $58.9 million in time certificates of deposits.  Of the total time certificates of deposits, approximately $44.4 million were in amounts of $100,000 or more, or 75.4% of all time certificates and 30.8% of all deposits.  Most of the Bank’s deposits are obtained from individuals, professionals and small and medium sized businesses.  A material portion of the Bank’s deposits has not been obtained from a single person or a few persons.

Deposit products include regular checking accounts, savings accounts, certificates of deposit, money-market accounts and IRA accounts.  The Bank offers an ATM/ debit card as well as a VISA credit card as part of its retail banking services.  The Bank also offers internet banking services.

In order to attract loan and deposit business, the Bank maintains lobby hours from 9:00 a.m. to 4:00 p.m., Monday through Thursday and 9:00 a.m. to 6:00 p.m. on Fridays.  Walk-up window service is also available at the San Luis Obispo office beginning at 8:00 a.m. until 9:00 a.m. and again from 4:00 p.m. until 6:00 p.m., Monday through Friday.  Drive-through service is available at the Arroyo Grande and Morro Bay offices beginning at 8:00 a.m. until 5:00 p.m., Monday through Thursday and 8:00 a.m. until 6:00 p.m. on Friday.  The Bank also provides 24-hour automated teller service at all of its branch locations.

Liquidity is the Bank’s ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers.  The objective in liquidity management is to maintain a balance between the sources and uses of funds.  Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits.  The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs.  For 2004, Fed Funds Sold averaged $12.9 million representing 8.34% of average assets.  In addition, the Bank maintains Federal Funds lines of $7.0 million with major correspondents, subject to customary terms for such arrangements.  The Bank has also been approved for membership in the Federal Home Loan Bank of San Francisco (FHLBSF).  At December 31, 2004, the Bank had no borrowings under its Federal Funds lines.  Also at December 31, 2004, the Bank’s internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was within the Bank’s policy guidelines.

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

No material portion of the Bank’s loans are concentrated within a single industry or group of related industries.  However, as of December 31, 2004 and December 31, 2003 respectively 72.5% and 70.2% of total loans were secured by real estate.  The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates.

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

Residential Mortgage Loans.  In January 2003, the Bank entered into an operating agreement with Fremont Bank’s Community Bank Lending Exchange (CBLX) division, to be the exclusive residential loan referring agent for San Luis Obispo County and the City of Santa Maria.  Under the directives of this agreement, the Bank staff refers loans by inputting them into the online system of CBLX.  The loans are underwritten and processed by CBLX, with the Bank participating in the gathering of financial data and signing loan documents.  The Bank does not have any responsibility for the underwriting or documentation requirements.  For these services the Bank receives a referral fee equivalent to 75 basis points for the dollar amount funded on all loans.  The program was very successful in the first year, allowing the Bank to earn over $250,000. In 2004 mortgage refinancing slowed and our income was reduced to $108,000.

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

Employees

As of December 31, 2004, we employed 58 full-time equivalent employees.  Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours.  The Bank values its employees.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.  We believe that we enjoy satisfactory working relations with our employees.

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

The banking business in California generally, and in the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with offices operating over a wide geographic area.  Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Such banks offer certain services such as international banking and trust services which are not offered directly by the Bank, but which the Bank has offered indirectly through correspondent institutions when its customers sought these services.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.  (Legal lending limits to an individual customer are limited to a percentage of a bank’s total capital accounts plus reserves for loan losses.)  As of December 31, 2004, the Bank’s loan limits to individual customers were $2,383,215 for unsecured loans, and $3,972,026 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank may, in the future, make such loans on a participation basis with its correspondent banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

Trust Preferred Securities

On September 26, 2002, the Bancorp completed its offering of trust preferred securities (“TPS”) in the amount of $5.1million.  Under current Federal Reserve guidelines, TPS qualify as regulatory capital for the Bancorp.  More specifically, under current Federal Reserve guidelines, TPS qualify as Tier 1 Capital up to 25% of the Bancorp’s total Tier 1 Capital, with the remainder qualifying as Tier 2 Capital.  The Bancorp is reflecting the trust preferred securities as junior subordinated debt securities on its consolidated balance sheet.

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

The $5.1 million in trust preferred securities have a floating rate of interest, which is reset quarterly, equal to the 3-month LIBOR plus 3.40%.  As of December 31, 2004, the floating rate of interest was 5.95%.  The floating rate, however, may not exceed 11.95% for the first five years.

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

As of December 31, 2004, the Coast Bancorp has down-streamed a total of $3.6 million to the Bank in the form of Tier I capital where it will finance future deposit and asset growth.

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

There have been no significant changes in the kinds of services rendered, the principal markets for or the methods of distribution of such services by the Bank during the last seven (7) fiscal years.

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

Payment of Dividends

Coast Bancorp

The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code.  At December 31, 2004, Coast Bancorp had no outstanding shares of preferred stock.

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

See also the section that follows titled “Part II - Item 5: Market for Common Equity and Related Stockholder Matters - Dividends”.

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

Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank shall be maintained at levels which are higher than the minimum levels required by the guidelines.  A national bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller, through the issuance of a capital directive to ensure the maintenance of required capital levels.  In addition, the Bank is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the company on a consolidated basis as of December 31, 2004 follow:

Set forth below is the Bank and the company’s risk based and leverage capital ratios as of December 31, 2004:

	Requirement		Actual
	Adequately Capitalized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	12.56%	12.78%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.63%	10.44%
Tier 1 leverage capital ratio	4.00%	5.00%	8.99%	8.30%

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

Congress enacted the FACT Act, (“Fair and Accurate Credit Transaction Act”) of 2003, which will have the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003.  The President signed the FACT Act into law on December 4, 2003.  In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act will preempt elements of the California Financial Information Privacy Act.  A series of regulations and announcements were promulgated during 2004, including a joint FTC/FRB announcement of effective dates for FCRA amendments, the FTC’s free credit report rule, revisions to the FTC’s FACT Act rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, and the FTC’s final summaries and notices.  On January 24, 2005, the FTC issued a final rule on prescreen notices.

Check 21 Act

The Check Clearing for the 21st Century Act (“Check 21 Act” or “the Act”), enacted in late 2003, became effective on October 28, 2004.  The Act creates a new negotiable instrument, called a “substitute check”:, which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Act.  The Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.

Federal Reserve Board Final Rule on Trust Preferred Securities

On March 1 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies.  Trust preferred securities, however, will be subject to stricter quantitative limits.  Key components of the final rule are:

•                  Trust preferred securities, together with other “restricted core capital elements”, can be included in a bank holding company’s tier 1 capital up to 25% of the sum of core capital elements, including “restricted core capital elements”;

•                  Restricted core capital elements are defined to include:

•                  qualifying trust preferred securities;

•                  qualifying cumulative perpetual preferred stock (and related surplus);

•                  minority interest related to qualifying cumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary; and

•                  minority interest related to qualifying common or qualifying perpetual preferred stock issued by a consolidated subsidiary that is neither a U.S. depository institution or foreign bank subsidiary

•                  The sum of core capital elements will be calculated net of goodwill, less any associated deferred tax liability;

•                  Internationally active bank holding companies are further limited, and must limit restricted core capital elements to 15% of the sum of core capital elements, including restricted core capital elements, net of goodwill, although they may include qualifying mandatory convertible preferred securities up to the 25% limit;

•                  A five year transition period for application of quantitative limits, ending March 31, 2009.

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

Additional Factors That May Affect Future Results of Operations

Dependence on Real Estate.      A significant portion of the loan portfolio of the Bank is dependent on real estate.  At December 31, 2004, real estate served as the principal source of collateral with respect to approximately 72.5% percent of the Bank’s loan portfolio.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Bancorp’s financial condition and results of operations in general and the market value of the Bancorp’s common stock.  Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Bancorp’s financial condition.

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

Item 2.  Description of Properties

Construction of the new San Luis Obispo head office was completed on November 25, 2002, and occupancy began on that date.  In the new building, the branch operation is located on the first floor and the administrative offices are located on the second floor.  The new head office address is 500 Marsh Street, San Luis Obispo, California, and is across the parking lot from the previous San Luis Obispo branch office at 486 Marsh Street.  The previous San Luis Obispo branch office is now home to the Bank’s Government Guaranteed Lending Center and the Bank’s Note Department.  Additional surplus office space in the building at 486 Marsh Street is currently being leased by the Bank to unrelated third party tenants.  Leased office space that previously housed the Bank’s administrative offices at 553 B Higuera Street in San Luis Obispo has been vacated.  The lease on this space expired in February 2003.  The Bank did not to renew this lease.  Office space that previously housed the Bank’s Government Guaranteed Lending Center at 545 Higuera Street in San Luis Obispo is currently vacant.  It is the intention of the Bank to hold this property for future development and expansion.  The San Luis Obispo real estate identified as 500 Marsh Street, 486 Marsh Street and 545 Higuera Street is owned by the Bank.

The Arroyo Grande location is also owned by the Bank and is located at 1199 Grand Avenue, Arroyo Grande, California.  The Bank leases a lot that is contiguous to the Arroyo Grande branch on Grand Avenue for additional parking.  This lease expires in March 2008.

Recognizing that the Morro Bay facility had become too small to accommodate the growth of that branch, in March 2002, the Board of Directors authorized the purchase of a vacant site nearby at the corner of Kern Avenue and Morro Bay Boulevard for construction of a larger facility with drive-through capability.  Construction on the new branch at 898 Morro Bay Boulevard commenced in October 2003 and was completed and occupied August 2004.

The Los Osos branch located at 1193 Los Osos Valley Road, Los Osos, California, is a leased facility.  The current lease expires in July 2007, with two five-year options to renew.

In July 2002, the Bank entered into a lease to establish a loan production office at 930 South Broadway in Santa Maria, California.  The original lease on this facility expired and the office was moved in October 2004 to 301 S. Miller St., Santa Maria, California.  The loan production office was opened to enhance the Bank’s government guaranteed lending opportunities in northern Santa Barbara County.

The Bank has entered into a lease to establish a loan production office at 15 West Carrillo Street, Ste. 252, Santa Barbara, California.  This office was opened to expand the Bank’s government guaranteed lending opportunities in Santa Barbara County’s southern area.

In December 2004, the Bank entered into a five year lease for an office located at 2138 Spring Street, Suite A, Paso Robles, California, for the establishment of the Bank’s fifth full service branch.  The office opened March 14,  2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of December 31, 2004, the equity of the Bancorp consisted of Preferred Stock 10,000,000 shares authorized, none outstanding and 10,000,000 shares authorized with 652,700 shares of the Bancorp’s Common Stock (having no par value) outstanding.  The stock is not listed on any exchange, but is traded over the counter under the symbol CTBP.OB.  The following high and low bid information as reported and may not represent actual transactions.

	High	Low		High	Low
First Quarter, 2004	$26.80	$23.00	First Quarter, 2003	$16.25	$15.15
Second Quarter, 2004	$28.75	$25.50	Second Quarter, 2003	$16.50	$15.00
Third Quarter, 2004	$26.50	$25.75	Third Quarter, 2003	$19.25	$16.00
Fourth Quarter, 2004	$28.00	$26.35	Fourth Quarter, 2003	$24.00	$18.00

As of December 31, 2004, there were approximately 396 shareholders of record.

The Bancorp declared and paid a cash dividend on December 3, 2004, of $0.15 per share on its Common Stock, to shareholders of record as of the close of business on November 1, 2004.  The dividend paid on its Common Stock on December 5, 2003 to its stockholders of record on November 1, 2003, was $0.10 per share.

The following chart provides information as of December 31, 2004, concerning the Bancorp’s Stock Option Plans, which represent the Bancorp’s only equity compensation plans:

Plan Categories:

Employee and Director Stock Option Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights [a]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [b]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column [a] [c]
Equity Compensation Plans Approved by Security Holders	129,600	$15.46	30,200
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	129,600	$15.46	30,200

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

Item 6.  Management Discussion & Analysis of Analysis of Financial Condition and Results of Operations

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 2004, together with an assessment, when considered appropriate, of external factors that may affect us in the future.  This discussion should be read in conjunction with our consolidated financial statements and notes.

OVERVIEW

Earnings Summary

Consolidated net income in 2004 was $1,115,029, an increase of $132,860 or 13.5%, compared to $982,169 in 2003.  Diluted earnings per share in 2004 were $1.58, compared to $1.46 in 2003.  The increase in earnings in 2004 was due primarily to the gain on sale of guaranteed portions of government loans, and to the increase in the net interest margin.

Balance Sheet Summary

Total assets at December 31, 2004 were $159.9 million, a $17.7 million or 12.4% increase from $142.2 million at December 31, 2003.  Average assets for 2004 were $154.2 million, compared to $136.1 million for 2003.  Total deposits increased $16.4 million or 12.8% to $144.4 million at December 31, 2004.  Gross loans increased $8.4 million or 7.8%, to $116.3 million at December 31, 2004.  Stockholder’s equity increased $1.1million or 13.1%, to $9.9 million at December 31, 2004.

The following table sets forth several key operating ratios for 2004 and 2003:

	For the Year Ended December 31,
	2004	2003
Return on Average Assets	0.72%	0.72%
Return on Average Equity	11.87%	11.82%
Average Stockholder’s Equity to Average Total Assets	6.09%	6.10%

Distribution of Assets, Liabilities, and Shareholders’ Equity

The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the total amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.  Non-accrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

(dollar amounts in thousands).

	For the Year Ended December 31,
	2004			2003
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$8,780	$190	2.16%	$5,756	$148	2.57%
Federal Funds Sold	12,871	186	1.45%	13,269	139	1.05%
Other Earning Assets	761	40	5.26%	1,224	27	2.21%
Loans	114,258	7,824	6.85%	100,558	7,119	7.08%

Total Interest-Earning Assets	136,670	8,240	6.03%	120,807	7,433	6.15%

Cash and Due from Bank	9,233			8,335
Premises and Equipment	7,884			6,905
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,651			1,186
Allowance For Loan Losses	(1,158)			(1,044)

Total Assets	$154,280			$136,189

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$36,671	$285	0.78%	$34,120	$238	0.70%
Savings	7,458	48	0.64%	6,831	56	0.82%
Time Deposits under $100,000	17,007	283	1.66%	18,074	376	2.08%
Time Deposits of $100,000 or More	41,422	820	1.98%	31,250	731	2.34%
Trust Preferred Securities	5,155	286	5.55%	5,155	271	5.26%
Other	123	5	4.07%	398	29	7.29%

Total Interest-Bearing Liabilities	107,836	1,727	1.60%	95,828	1,701	1.78%

Non-Interest Bearing Liabilities
Demand Deposits	36,780			31,730
Other Liabilities	271			324
Shareholders’ Equity	9,393			8,307

Total Liabilities and Shareholders’ Equity	$154,280			$136,189

Net Interest Income		$6,513			$5,732

Net Yield on Interest-Earning Assets			4.77%			4.74%

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

	Year Ended December 31, 2004
	versus
	Year Ended December 31, 2003
	Increase (Decrease) due to change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$68	$(26)	$42
Federal Funds Sold	(4)	51	47
Other Earning Assets	(13)	26	13
Loans	944	(239)	705
Total Interest Income	995	(188)	807

Interest-Bearing Liabilities
Transaction Accounts	19	28	47
Savings	5	(13)	(8)
Time Deposits	(21)	(72)	(93)
Time Deposits $100,000 or more	213	(124)	89
Trust Preferred	—	15	15
Other	(15)	(9)	(24)
Total Interest Expense	201	(175)	26
Net Interest Income	$794	$(13)	$781

2004 Compared to 2003

Net interest income for 2004 was $6.5 million, an increase of 13.6% compared to the $5.7 million reported in 2003.  This increase was primarily due to the increase in loans and the downward pricing in the rates paid by the Bank on interest bearing liabilities.

Interest income in 2004 was $8.2 million, representing an increase of $800.0 thousand or 10.8% over the $7.4 million recorded in 2003.  The increase in interest income was primarily due to the average increase in loan balances.  The Bank was able to increase loans significantly while maintaining quality.  The increase in the prime rate to 5.25% somewhat curtailed interest in refinancing activities but businesses continued to upgrade systems and facilities. While net interest income was greater, the net yield on average earning assets increased slightly from 4.74% in 2003 to 4.77% in 2004.

Interest expense increased in 2004 due to the Trust Preferred Securities, resulting in a net decline of the average rate paid of .17 basis points from 1.78% in 2003 to 1.60% in 2004.

Non-interest Income

The Bank receives non-interest income primarily from service charges and fees on accounts, as well as from the sale of government guaranteed loans and realized gains on the sale of investment securities.  In 2004, non-interest income was $1,467,720, an increase of $378,724 or 34.80% compared to the 2003 amount of $1,088,996.

The increase in non-interest income was substantially derived from the gain on the sale of loans.  Gain on the sale of loans and servicing fees totaled $1,025,657 in 2004, up 99% compared to 2003.

The mortgage loan program, through the Community Bank Lending Exchange (CBLX), enabled the Bank to facilitate long term mortgage loans for our customers.  The Bank submitted the applications to CBLX, by whom the loans were underwritten and processed.  The Bank had no responsibility for underwriting or documentation.  For these services the Bank was paid a fee.  Our participation in this program began in January 2003 and continued in 2004 although the level of income realized in 2003 was not repeated.  Income realized from mortgage loans in 2004 was $107,555, while 2003 brought $251,056.

Regarding the realized gains on the sale of loans, the most common reason for the Bank to sell the guaranteed portion of a loan is to also meet the liquidity needs of the Bank and to maintain the Bank’s loan-to-deposit ratio within acceptable ranges.  The Bank also enjoys the opportunity to supplement its fee income from the sale of the government-guaranteed portions of certain loans.  In 2001 the Bank developed a government guaranteed lending center to originate loans that are partially guaranteed by the U.S. Small Business Administration or the U.S. Department of Agriculture.  Given the volume of lending in this department during 2003 and 2004, the Bank has been able to realize gains when the guaranteed portions of these loans have been sold.  While we hope this non-interest income opportunity to continue into the future, there is no assurance that the level of loan sales and the subsequent realization of fee income enjoyed by the Bank in the past will continue at prior levels.

Non-interest Expense

Non-interest expense reflects our costs of products and services related to systems, facilities and personnel.  The major components of non-interest expense stated as a percentage of average assets are as follows:

	2004	2003
Salaries and Employee Benefits	2.18%	2.05%
Occupancy Expenses	0.26%	0.25%
Furniture and Equipment	0.18%	0.19%
Data Processing	0.25%	0.27%
Marketing and Business Promotion	0.27%	0.26%
Other Professional Expenses	0.21%	0.19%
Office Expenses	0.14%	0.14%
Other	0.36%	0.29%
	3.85%	3.64%

Non-interest expense was $5.9 million in 2004, an increase of $1.0 million or 19.7% over the $4.9 million reported in 2003.  The majority of this increase is attributable to increased salaries and employee benefits and occupancy expense as a result of our expansion.  The Bank has 58 full time equivalent employees, an increase of two employees from 2003 with the accompanying benefits.  The Bank has been fortunate in retaining long term managerial employees.  Salaries for 2004 and 2003 respectively were $3,366,193 and $2,795,592.

Income Taxes

Income tax expense was $861,632 and $677,500 for the years ended December 31, 2004, and 2003 respectively, an increase of $184,132 or 27.2%.  These expenses resulted in an effective tax of 43.6% in 2004, and 40.8% in 2003.  The increase in income tax expense in 2004 was due to increased profitability in 2004 over 2003.

BALANCE SHEET ANALYSIS

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2004 (dollar amounts in thousands):

	December 31,
	2004			2003
	Book Value	Market Value	Weighted Average Yield	Book Value	Market Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$998,453	$993,780	1.50%	$—	$—
One to Five Years			0.00%	1,987,107	1,994,062
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury Securities	998,453	993,780	1.50%	1,987,107	1,994,062

U.S. Government and Agency Securities
Within One Year	3,959,979	3,931,168	2.37%	—	—
One to Five Years	8,011,247	7,941,645	2.80%	10,033,801	10,078,520
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury and Government	11,971,226	11,872,813	2.58%	10,033,801	10,078,520
Agency Securities
Mutual Funds	—	—		—	—
Mortgage Backed Securities	—	—		—	—
Total Available-for-Sale Securities	$12,969,679	$12,866,593	2.22%	$12,020,908	$12,072,582

No securities were held to maturity.

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes.  At December 31, 2004, the carrying values of securities pledged to secure public deposits and other purposes were $989,334 or 8% of available for sale securities.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	December
	2004	2003
Loans
Commercial	$29,430	$28,244
Real Estate - Construction	17,432	13,501
Real Estate - Other	66,897	62,282
Consumer	2,547	3,849
Total Loans	116,306	107,876
Net Deferred Loan Costs (Fees)	(418)	(414)
Allowance for Loan Losses	(1,168)	(1,109)
Net Loans	$114,720	$106,353

Commitments
Standby Letters of Credit	$1,674	$1,946
Undisbursed Loans and Commitments to Grant Loans	35,112	36,708
Total Commitments	$36,786	$38,654

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

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio in the amount of $12,396.  (dollar amounts in thousands):

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total

Loans

Commercial	$265	$303	$224	$1,479	$2,271
Real Estate - Construction	777	1,866	51		2,694
Real Estate - Other	100	1,779	51	4,009	5,939
Consumer	193	195	441	663	1,492
Total Loans	$1,335	$4,143	$767	$6,151	12,396

		Loans on Non-Accrual			—
		Total Loans, including Loans Held for Sale			$12,396

The following table shows the maturity distribution of the variable rate portion of the loan portfolio at December 31, 2004 (dollar amounts in thousands):

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total

Loans

Commercial	$23,974	$518	$1,266	$1,401	$27,159
Real Estate - Construction	11,946	2,792	—	—	14,738
Real Estate - Other	37,587	2,492	5,030	15,849	60,958
Consumer	935	120	—	—	1,055
Total Loans	$74,442	$5,922	$6,296	$17,250	103,910

		Loans on Non-Accrual			—
		Total Loans, including Loans Held for Sale			$103,910

Non-performing Assets

The following table provides information with respect to the components of our non-performing assets at the dates indicated (dollar amounts in thousands):

	For the Year Ended
	2004	2003
Loans 90 Days Past Due and Still Accruing	$—	$—
Non-Accrual Loans	—	32
Total Non-performing Loans	$—	$32

Other Real Estate Owned	$—	$—
Total Non-performing Assets	$—	$32

Non-performing Loans as a Percentage of Total Loans	n/a	0.03%
Allowance for Loan Loss as a Percentage of Non-performing Loans	n/a	3464.74%
Non-performing Assets as a Percentage of Total Assets	n/a	0.02%

At December 31, 2004, in addition to loans disclosed above as past due, non-accrual or restructured, management also identified several loans totaling $599,831, where the ability to comply with present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on non-accrual status at December 31, 2004.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.  Estimated potential losses from these problem loans have been provided for in determining the allowance for loan losses at December 31, 2004.

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

The Bank made a contribution of $70,000 to the allowance for loan losses for the twelve months ended December 31, 2004, compared to $204,345 for the same period in 2003.  Management believes that the allowance, which equals 1.01% of net loans at December 31, 2004, is adequate to cover future losses.  The allowance at December 31, 2003, was 1.03% of total loans.

The provision for loan losses charged against operations is based upon the actual net loan loss expensed plus an amount for other such factors which, in management’s judgment, deserve recognition in estimating possible loan losses, including: specific loan conditions as determined by management and regulatory agencies, the historical relationship between charge-offs and the level of allowances, and prevailing economic conditions.  While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management’s view that the $1,168,423 allowance, or 1.01% of total loans at December 31, 2004, was adequate.  However, there can be no assurance that in any given period the Bank might not sustain charge-offs, which are substantial in relation to the size of the allowance.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all anticipated loan charge-offs.  Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses: however, actual loan losses may vary from current estimates.

The following table summarizes, for the years indicated, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

	For the Year Ended December 31,
	2004	2003
Outstanding Loans
Average for the Year	$114,258	$100,558
End of the Year	$115,888	$107,462

Allowance for Loan Losses:
Balance at Beginning of Year	$1,109	$1,000
Actual Charge-Offs:
Commercial	4	92
Consumer	15	18
Real Estate	—	—
Total Charge-Offs	19	110

Less Recoveries:
Commercial	7	8
Consumer	1	7
Real Estate	—	—
Total Recoveries	8	15

Net Loans Charged-Off	11	95
Provision for Loan Losses	70	204
Balance at End of Year	$1,168	$1,109

Ratios:
Net Loans Charged-Off to Average Loans	0.01%	0.09%
Allowance for Loan Losses to Total Loans	1.01%	1.03%
Net Loans Charged-Off to Beginning Allowance for Loan Losses	0.99%	9.50%
Net Loans Charged-Off to Provision for Loan Losses	15.71%	46.57%
Allowance for Loan Losses to Non-performing Loans	n/a	n/a

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31, 2004		December 31, 2003
	Amount	Loan Percent	Amount	Loan Percent
Commercial	$67	5.74%	$96	8.66%
Construction	78	6.68%	86	7.75%
Real Estate	329	28.17%	323	29.13%
Consumer	8	0.68%	19	1.71%
Government Guaranteed Loans	507	43.41%	566	51.04%
General Economic Conditions	179	15.33%	19	1.71%
	$1,168	100.00%	$1,109	100.00%

Funding

Deposits are our primary source of funds.  At December 31, 2004, we had a deposit mix of 46.91% in time and savings deposits, 25.72% in money market and NOW deposits, and 27.37% in non-interest-bearing demand deposits.  Our net interest income is enhanced by our percentage of non-interest-bearing deposits.

The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

	December 31, 2004		December 31, 2003
	Average Balance	Average Rate	Average Balance	Average Rate
Money Market and NOW Accounts	$36,671	0.78%	$34,120	0.70%
Savings Deposits	7,458	0.64%	6,831	0.82%
TCD less than $100,000	17,007	1.66%	18,074	2.08%
TCD $100,000 or more	41,422	1.98%	31,250	2.34%
Total Interest-Bearing Deposits	102,558	1.37%	90,275	1.56%

Non-Interest-Bearing Demand Deposits	36,780	n/a	31,730	n/a
Total Average Deposits	$139,338	1.03%	$122,005	1.15%

The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2004, were as follows (dollar amounts in thousands):

Three months or less	$14,353
Over three months to one year	$29,197
Over one year to three years	$942
$44,492

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

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, (dollar amounts in thousands):

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total

Interest-Earning Assets:
Interest Bearing Deposits	$—	$—	$—	$—	$—
Federal Funds Sold	12,050	—	0	—	12,050
Investment Securities and FRB Stock	—	5,809	7,941	—	13,750
Gross Loans	82,342	5,704	20,777	7,483	116,306
	$94,392	$11,513	$28,718	$7,483	$142,106

Interest-Bearing Liabilities:
Money Market and NOW Deposits	$37,043	$—	$—	$—	$37,043
Savings	8,785	—	—	—	8,785
Time Deposits	20,792	36,418	1,765	—	58,975
	$66,620	$36,418	$1,765	$—	$104,803

Interest Rate Sensitivity Gap	$27,772	$(24,905)	$26,953	$7,483	$37,303
Cumulative Interest Rate Sensitivity Gap	$27,772	$2,867	$29,820	$37,303	$37,303

Ratios Based on Total Assets:
Interst Rate Sensitivity Gap	26.55%	-23.81%	25.77%	7.15%	35.66%
Cumulative Interest Rate Sensitivity Gap	26.55%	2.74%	28.51%	35.66%

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

Capital Resources

Shareholders’ equity at December 31, 2004 was $9.9 million, an increase of $1.1 million or 12.5% over $8.8 million at December 31, 2003.  Average shareholders’ equity for 2004 was $9.4 million, compared to $8.3 million in 2003.  Shareholders’ equity increased primarily from net income of $1,115,029 in 2004.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets.  These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items.  Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 Capital, Total Capital and Leverage ratios.  At December 31, 2004, the Bank’s capital exceeded the Tier 1 Capital, Total Capital and Leverage ratio’s minimum regulatory requirements.  The Bank was considered to be well-capitalized at December 31, 2004, as defined in the regulations issued by the OCC.  The Bank’s risk-based capital ratios, shown below as of December 31, 2004, have been computed in accordance with regulatory accounting policies.  The Bancorp is also subject to capital requirements that are within well-capitalized ranges as defined by the Federal Reserve Bank.

	Requirement		Actual
	Adequately Capitalized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	12.56%	12.78%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.63%	10.44%
Tier 1 leverage capital ratio	4.00%	5.00%	8.99%	8.30%

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

Item 7.  Financial Statements are presented on the following pages.

Vavrinek, Trine, Day & Co., LLP Certified Public Accountants & Consultants	VALUE THE DIFFERENCE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Coast Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Coast Bancorp and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Bancorp and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
January25, 2005

25231 Paseo De Alicia, Suite    100 Laguna Hills, CA 92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PALO ALTO  •  PLEASANTON  •  RANCHO CUCAMONGA  •  SAN JOSE

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$8,639,823	$9,272,503
Federal funds sold	12,050,000	5,400,000
TOTAL CASH AND CASH EQUIVALENTS	20,689,823	14,672,503

Investment securities available for sale	12,866,593	12,072,582

Loans:
Commercial	29,429,545	28,244,407
Real estate - construction	17,432,127	13,500,870
Real estate - other	66,896,995	62,281,542
Consumer	2,547,526	3,849,258
TOTAL LOANS	116,306,193	107,876,077
Net deferred loan fees	(417,530)	(414,115)
Allowance for credit losses	(1,168,423)	(1,108,717)
NET LOANS	114,720,240	106,353,245
Premises and equipment	8,728,512	7,091,566
Deferred taxes	360,000	367,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	883,450	415,150
Accrued interest and other assets	1,665,851	1,312,120
TOTAL ASSETS	$159,914,469	$142,284,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,660,938	$34,635,873
Money market and NOW	37,043,006	35,753,653
Savings	8,785,046	7,015,613
Time deposits of $100,000 or more	44,491,705	32,412,154
Other time deposits	14,483,606	18,206,105
TOTAL DEPOSITS	144,464,301	128,023,398
Notes payable	105,725	164,387
Junior subordinated debt securities	5,155,000	5,155,000
Other liabilities	216,521	128,849
TOTAL LIABILITIES	149,941,547	133,471,634
Commitments and contingencies - Note # 4 and #12	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	6,641,100	6,407,275
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 652,700 in 2004 and 638,300 in 2003
Retained earnings	3,392,643	2,374,769
Accumulated other comprehensive income - net unrealized gains (losses) on available-for-sale securities, net of taxes of $42,265 in 2004 and $21,186 in 2003	(60,821)	30,488
TOTAL STOCKHOLDERS’ EQUITY	9,972,922	8,812,532
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,914,469	$142,284,166

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2004 and 2003

	2004	2003
INTEREST INCOME
Interest and fees on loans	$7,823,425	$7,119,325
Interest on investment securities	190,341	147,534
Interest on federal funds sold	185,668	139,528
Other interest income	40,121	27,372
TOTAL INTEREST INCOME	8,239,555	7,433,759
INTEREST EXPENSE
Interest on money market and NOW accounts	284,705	237,541
Interest on savings deposits	48,228	56,036
Interest on time deposits	1,102,975	1,107,419
Interest on junior subordinated debt securities	285,669	270,805
Interest on other borrowings	5,222	29,702
TOTAL INTEREST EXPENSE	1,726,799	1,701,503
NET INTEREST INCOME	6,512,756	5,732,256
Provision for credit losses	70,000	204,345
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	6,442,756	5,527,911
NONINTEREST INCOME
Service charges on deposits accounts and other noninterest income	291,144	297,381
Gain on sale of loans and servicing fees	1,025,657	515,368
Mortgage packaging fees	107,555	251,056
Gain on sale of securities	43,364	25,191
TOTAL NONINTEREST INCOME	1,467,720	1,088,996
NONINTEREST EXPENSE
Salaries and benefits	3,366,193	2,795,592
Net occupancy expenses	401,319	335,650
Equipment and equipment expenses	273,204	252,964
Data processing	386,531	361,562
Director fees and expenses	114,531	96,032
Insurance	60,130	38,068
Marketing and business promotion	411,845	350,173
Other professional expenses	321,353	252,278
Office expenses	219,116	193,688
Regulatory assessments	73,617	66,285
Other expenses	305,976	214,946
TOTAL NONINTEREST EXPENSE	5,933,815	4,957,238
INCOME BEFORE INCOME TAXES	1,976,661	1,659,669
Income taxes	861,632	677,500
NET INCOME	$1,115,029	$982,169
Per Share Data
Net income - basic	$1.73	$1.55
Net income - diluted	$1.58	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004 and 2003

	Shares Outstanding	Common Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	632,400	$6,324,000		$1,455,930	$48,824	$7,828,754

Exercise of stock options	5900	83,275				83,275
Cash dividends				(63,330)		(63,330)
Comprehensive income:
Net income			$982,169	982,169		982,169
Unrealized gains on available-for-sale securities, net of taxes of $2,414			(3,473)		(3,473)	(3,473)
Less reclassification adjustments for gains included in net income, net of taxes of $10,238			(14,863)		(14,863)	(14,863)
Total comprehensive income			$963,833

Balance, December 31, 2003	638,300	6,407,275		2,374,769	30,488	8,812,532

Exercise of stock options, including the realization of tax benefits of $58,000	14,400	233,825				233,825
Cash dividends				(97,155)		(97,155)
Comprehensive income:
Net income			$1,115,029	1,115,029		1,115,029
Unrealized losses on available-for-sale securities, net of taxes of $45,672			(65,724)		(65,724)	(65,724)
Less reclassification adjustments for gains included in net income, net of taxes of $17,779			(25,585)		(25,585)	(25,585)
Total comprehensive income			$1,023,720

Balance, December 31, 2004	652,700	$6,641,100		$3,392,643	$(60,821)	$9,972,922

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES
Net Income	$1,115,029	$982,169
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	408,651	349,981
Provision for credit losses	70,000	204,345
Realized gains in available-for-sale securities	(43,364)	(25,191)
Deferred taxes	70,000	(68,000)
Gain on sale of loans	(865,282)	(433,718)
Net change in accrued interest, other assets and other liabilities	47,942	(133)
NET CASH PROVIDED BY OPERATING ACTIVITIES	802,976	1,009,453
INVESTING ACTIVITIES
Net increase in loans	(17,445,684)	(22,924,791)
Proceeds from loans sold	9,564,946	5,029,582
Purchase of available-for-sale securities	(8,017,175)	(11,036,186)
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(454,600)	(124,900)
Proceeds from sale of available-for-sale securities	5,094,101	1,027,188
Proceeds from maturities of available-for-sale securities	2,000,000	—
Purchase of premises and equipment	(2,046,155)	(1,169,903)
NET CASH USED IN INVESTING ACTIVITIES	(11,304,567)	(29,199,010)
FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	8,083,851	15,422,349
Net increase in time deposits	8,357,052	4,764,586
Principal payments on notes payable	(58,662)	(556,379)
Payments for dividends	(97,155)	(63,330)
Proceeds from exercise of stock options	233,825	83,275
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,518,911	19,650,501

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,017,320	(8,539,056)
Cash and cash equivalents at beginning of period	14,672,503	23,211,559
Cash and cash equivalents at end of period	$20,689,823	$14,672,503

Supplemental disclosure of cash flow information
Interest paid	$1,723,216	$1,696,917
Income taxes paid	$902,710	$687,164

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Coast Bancorp and its wholly owned subsidiary, Coast National Bank (“Bank”), collectively referred to herein as the “Company.”  All significant intercompany transactions have been eliminated.

Nature of Operations

Coast Bancorp operates Coast National Bank.  The Bank has been organized as a single operating segment and operates four branches in San Luis Obispo, Arroyo Grande, Morro Bay, and Los Osos, California and three loan production offices in Santa Barbara, Santa Maria and Bakersfield, California.  The Bank’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank complied with the reserve requirements as of December 31, 2004.

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

Earnings Per Shares (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2004 and 2003 to the pro forma amounts indicated below:

	2004	2003
Net income:
As reported	$1,115,029	$982,169
Stock-Based compensation using the intrinsic value method	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(68,335)	(50,560)
Pro Forma net income	$1,046,694	$931,609

Basic earnings per share:
As reported	$1.73	$1.55
Pro forma	1.63	1.47

Diluted earnings per share:
As reported	$1.58	$1.46
Pro forma	1.53	1.39

Current Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (“FASB”) revised SFAS 123 and issued it under its new name, “Share-Based Payment”.  This statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting discussed in the previous paragraph.  Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Bank must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  In addition, the unvested portion of previously awarded options will also be recognized as expense.  The Bank is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Bank cannot estimate the amount of stock awards that will be made in 2006.

Reclassification

Certain reclassifications have been made in the 2003 consolidated financial statements to conform to the presentation used in 2004.  These classifications are of a normal recurring nature.

NOTE #2 - INVESTMENT SECURITIES

Amortized cost and market values of securities are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Treasury obligations	$998,453		$(4,673)	$993,780
U.S. Agency obligations	11,971,226		(98,413)	11,872,813
	$12,969,679	$—	$(103,086)	$12,866,593

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Treasury obligations	$1,987,107	$6,955	$—	$1,994,062
U.S. Agency obligations	10,033,801	44,719	—	10,078,520
	$12,020,908	$51,674	$—	$12,072,582

Securities with a carrying value of $989,334 and $1,032,394 at December 31, 2004 and 2003, respectively, were pledged to secure public monies as required by law.

Gross realized gains on sales of available-for-sale securities were $43,364 in 2004 and $25,191 in 2003.

The Bank had no investments that have been in a continuous unrealized-loss position for more than twelve months as of December 31, 2004.

The amortized cost and fair values of investment securities available-for-sale at December 31, 2004, by expected maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$4,958,432	$4,924,948
Due from one year to five years	8,011,247	7,941,645
	$12,969,679	$12,866,593

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

The Company also originated SBA loans and other governmental guaranteed loans for sale to governmental agencies and institutional investors.  Substantial portions of the Company’s revenues are from origination of loans guaranteed by the Small Business Administration under its various programs and sale of the guaranteed portions of those loans.  Funding for these SBA programs depends on annual appropriations by the U.S. Congress.

The Company was servicing approximately $21,821,000 and $14,674,000 in loans previously sold as of December 31, 2004 and 2003, respectively.  The Company has recorded servicing assets related to these loans totaling $419,086 and $236,931 as of December 31, 2004 and 2003, respectively.  The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2004.  Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.  For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced.  A valuation allowance is recorded where the fair value is below the carrying amount of the asset.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee.  In that case the Company records an interest-only strip based on the relative fair market value of it and the other components of the loan. The Company had interest-only strips of $86,592 and $75,607 as of December 31, 2004 and 2003, respectively, which approximated fair value.  Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

As described in Note #12, these consolidated financial statements do not reflect other various commitments to extend credit or letters of credit, which arise in the normal course of business.

A summary of the changes in the allowance for credit losses follows:

	2004	2003
Balance, beginning of year	$1,108,717	$1,000,000
Provision for credit losses	70,000	204,345
Loans charged off, net of recoveries	(10,294)	(95,628)
Balance, end of year	$1,168,423	$1,108,717

The following is a summary of the investment in impaired loans, the related allowance for loan losses, income recognized thereon and information pertaining to nonaccrual and past due loans as of December 31:

	2004	2003

Recorded investment in impaired loans	$—	$31,991
Related allowance for loan losses	$—	$6,708
Average recorded investment in impaired loans	$11,000	$33,750
Interest income recognized for cash payments	$—	$—
Total nonaccrual loans	$—	$31,991
Total loans past-due ninety days or more and still accruing	$—	$—

NOTE #4 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2004 and 2003 follows:

	2004	2003

Land	$3,388,541	$2,736,721
Building	4,857,197	3,635,710
Leasehold improvements	200,637	267,960
Furniture, fixtures and equipment	1,675,737	1,361,024
Construction in progress	—	280,383
	10,122,112	8,281,798
Less: Accumulated depreciation and amortization	(1,393,600)	(1,190,232)
	$8,728,512	$7,091,566

The Bank has entered into leases for its branches and operating facilities, which expire at various dates through 2009. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expenses relating to these leases were approximately $82,000 in 2004 and $83,000 in 2003.

The approximate future minimum annual payments for these leases by year are as follows:

Year	Amount

2005	$79,774
2006	70,728
2007	60,618
2008	33,090
2009	21,474
$265,684

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

NOTE #5 - DEPOSITS

At December 31, 2004, all time deposits were scheduled to mature in 2005, except for $1,764,691 that matures in one to two years.

NOTE #6 - NOTES PAYABLE AND OTHER BORROWING ARRANGEMENTS

Notes payable consist of the following:

	2004	2003
4% note payable to an individual, secured by real property. Payable in monthly installments of $1,954 including principal and interest, plus annual principal payments of $40,000, due January 14, 2006.	$105,725	$164,387

The Bank may borrow up to $7,000,000 overnight on an unsecured basis from three correspondent banks.  As of December 31, 2004, no amounts were outstanding under these arrangements.

NOTE #7 - JUNIOR SUBORDINATED DEBT SECURITIES

On September 26, 2002, the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Coast Bancorp Statutory Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 26, 2032.  Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.4% for an effective rate of 5.95% as of December 31, 2004.  The debt securities can be redeemed for 107.5% of the principal balance through September 26, 2007 and at par thereafter.  The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Coast Bancorp Statutory Trust I.  The balance of the equity of Coast Bancorp Statutory Trust I is comprised of mandatorily redeemable preferred securities.  Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Coast Bancorp Statutory Trust I into the Company financial statements.  Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities.  As of December 31, 2004, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

NOTE #8 - INCOME TAXES

The provisions for income taxes included in the consolidated statements of income consist of the following:

	2004	2003
Current:
Federal	$570,000	$545,500
State	221,632	200,000
	791,632	745,500
Deferred	70,000	(68,000)
	$861,632	$677,500

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from credit loss provision accounting and depreciation differences.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	2004	2003
Deferred tax assets:
Allowance for credit losses	$401,000	$373,000
Market value adjustment on investment securities	42,000	—
Other assets/liabilities	18,000	55,000
	461,000	428,000
Deferred tax Liabilities:
Premises and equipment due to depreciation difference	(101,000)	(40,000)
Market value adjustment on investment securities	—	(21,000)
	(101,000)	(61,000)
Net deferred tax assets	$360,000	$367,000

A comparison of the federal statutory income tax rates to the Company’s effective income tax rates follow:

	2004		2003
	Amount	Rate	Amount	Rate

Statutory federal tax	$672,000	34.0%	$564,000	34.0%
State franchise tax, net of federal benefit	143,000	7.2%	117,000	7.0%
Other items, net	46,632	2.4%	(3,500)	(0.2)%
Actual tax expense	$861,632	43.6%	$677,500	40.8%

NOTE #9 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute EPS:

	2004		2003
	Net Income	Shares	Net Income	Shares

Used in basic EPS	$1,115,029	643,701	$982,169	633,356
Dilutive effect of outstanding stock options		62,190		38,289
Used in dilutive EPS	$1,115,029	705,891	$982,169	671,645

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2003, respectively; risk-free rate of 4% and 3%, dividend yields of 0.57% and 0.65%; volatility of 14% and 33%, and an expected life of nine and six years.

A summary of the status of the Company’s fixed stock option plan as of December 31, and changes during the years ending is presented below:

	2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	147,500	$12.74	145,900	$12.62
Granted	23,500	$25.81	9,500	$15.50
Exercised	(14,400)	$12.21	(5,900)	$14.11
Cancelled	(27,000)	$11.36	(2,000)	$13.00
Outstanding, end of year	129,600	$15.46	147,500	$12.74

Options exercisable at year-end	89,300	$12.89	112,167	$12.11
Weighted-average fair value of options granted during the year		$7.76		$5.40

The following table summarizes information about fixed options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$10.00	27,500	2.45 Years	$10.00	27,500	$10.00
$14.00 to $14.99	64,100	3.95 Years	$14.07	56,500	$14.07
$15.00 to $15.99	14,500	4.40 Years	$15.23	4,900	$15.09
$16.00 to $26.99	23,500	8.51 Years	$25.81	400	$18.00
	129,600	4.51 Years	$15.46	89,300	$12.89

NOTE #11 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated.  In the Bank’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  The balance of these loans outstanding at December 31, 2004 and 2003 was as follows:

	2004	2003

Beginning balance	$1,051,151	$1,185,703
Additions	—	42,893
Payments	(68,238)	(177,445)
Ending balance	$982,913	$1,051,151

Also in the ordinary course of business, certain officers, directors, shareholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons.  The balance of these deposits at December 31, 2004 was approximately $1,191,000.

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

As of December 31, 2004 and 2003, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2004	2003

Commitments to extend credit	$35,112,000	$36,708,000
Standby letters of credit	1,674,000	1,946,000
	$36,786,000	$38,654,000

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

NOTE #13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, due from customers on acceptances and Bank acceptances outstanding are considered to approximate fair value.  Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with Banks.  The fair values of investment securities, including available for sale, are generally based on quoted market prices.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not deemed to be material.

The estimated fair value of financial instruments at December 31, 2004 and 2003 are summarized as follows (dollar amounts in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$20,690	$20,690	$14,673	$14,673
Investment securities	12,867	12,867	12,073	12,073
Loans, net	114,720	115,137	106,353	107,152
Accrued interest receivable	535	535	521	521
Federal Reserve and FHLB Bank stock	884	884	415	415

Liabilities:
Noninterest-bearing deposits	39,661	39,661	34,636	34,636
Interest-bearing deposits	104,803	104,803	93,387	93,387
Notes payable	106	106	164	164
Junior subordinated debt securities	5,155	5,155	5,155	5,155
Accrued interest and other liabilities	217	217	129	129

NOTE #14 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).  To be categorized as well-capitalized or adequately capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual Capital		To Be Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital to risk-weighted assets	$15,740	12.56%	$10,026	8.0%	$12,532	10.0%
Tier 1 capital to risk-weighted assets	$14,572	11.63%	$5,013	4.0%	$7,519	6.0%
Tier 1 capital to average assets	$14,572	8.99%	$6,486	4.0%	$8,108	5.0%

As of December 31, 2003
Total capital to risk-weighted assets	$14,269	12.51%	$9,122	8.0%	$11,403	10.0%
Tier 1 capital to risk-weighted assets	$13,160	11.54%	$4,561	4.0%	$6,842	6.0%
Tier 1 capital to average assets	$13,160	9.49%	$5,545	4.0%	$6,931	5.0%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board.  For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively.  Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 12.8% and 10.4%, respectively, at December 31, 2004 and 13.0% and 10.2%, respectively, at December 31, 2003.

The Bank is restricted to the amount of dividends which can be paid.  Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC.  The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

With certain exceptions, the Company may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend.

NOTE #15 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Coast Bancorp operates Coast National Bank.  Coast Bancorp commenced operations during 2001.  The earnings of the subsidiary are recognized on the equity method of accounting.  Condensed financial statements of the parent company only are presented below:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS
Cash	$125,966	$347,639
Investment in Coast Bancorp Statutory Trust I	155,000	155,000
Investment in Coast National Bank	14,552,588	13,214,061
Other assets	299,479	254,758
	$15,133,033	$13,971,458

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$5,111	$3,926
Junior subordinated debt securities	5,155,000	5,155,000
Stockholders’ equity	9,972,922	8,812,532
	$15,133,033	$13,971,458

CONDENSED STATEMENTS OF INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
INCOME
Interest income	$3,081	$5,352
Cash dividends from Coast Bancorp Statutory Trust I	7,684	7,237
TOTAL INCOME	10,765	12,589

EXPENSES
Interest on note payable	7,591	21,738
Interest on junior subordinated debt securities	278,078	270,805
Other	139,903	64,319
Allocated tax benefit	(100,000)	(142,000)
TOTAL EXPENSES	325,572	214,862

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(314,807)	(202,273)

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	1,429,836	1,184,442

NET INCOME	$1,115,029	$982,169

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,115,029	$982,169
Noncash items included in net income:
Equity in income of Subsidiary	(1,429,836)	(1,184,442)
Other	(43,536)	(16,836)
NET CASH USED IN OPERATING ACTIVITIES	(358,343)	(219,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on note payable	—	(500,000)
Proceeds from junior subordinated debt securities	—	—
Proceeds from exercise of stock options	233,825	83,275
Dividends Paid	(97,155)	(63,330)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	136,670	(480,055)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(221,673)	(699,164)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	347,639	1,046,803

CASH AND CASH EQUIVALENTS AT END OF YEAR	$125,966	$347,639

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls .

As of December 31, 2004 and prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Controls

CEO and CFO Certifications.

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

Disclosure Controls .

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

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Conclusions.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Item 8B.  Other Information

None

INDEX TO EXHIBITS

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Board of Directors:

Marilyn Britton, age 65, graduated from Cal Poly San Luis Obispo.  She was involved with the San Luis Obispo County Farm Bureau for over 26 years, retiring as Executive Director in December 2001, a position she held for over 16 years.  Marilyn is a member and past director of the San Luis Obispo Rotary, a member of San Luis Obispo County Farm Bureau, San Luis Obispo County Farm Bureau Women, San Luis Obispo County CattleWomen’s Association, San Luis Obispo County Cattlemen’s Association, Paso Robles Agri-Business Tour Committee.  Mrs. Britton developed the San Luis Obispo County Farm Bureau Agriculture Tour Program 25 years ago and has continued as its Tour Coordinator.  She was also the Executive Director for the San Luis Obispo County Grain Improvement Association for 18 years.  She also serves on the Sheriff’s Parole Board.

Dario A. Domenghini, age 67, is an original organizer and director of the Bank.  Mr. Domenghini is a life-long resident of San Luis Obispo County.  His family has been involved in agriculture in the County of San Luis Obispo since the early 1920’s.  Mr. Domenghini has been involved in agriculture, working in his family’s dairy and ranching operation since his childhood.

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

James Kaney, age 58, is an original organizer and director of the Bank.  Mr. Kaney has been a business owner/operator in San Luis Obispo since 1970 and he is a certified public accountant.  He received his B.S. degree, cum laude, in Accounting/Finance with a minor in Economics and his Masters of Business Administration Degree from California Polytechnic State University, San Luis Obispo.  He also teaches accounting and commercial bank management at Cal Poly.  Mr. Kaney started Kaney Foods, Inc. in San Luis Obispo, a wholesaler to restaurants and institutions in the counties of Monterey, Santa Barbara, Ventura, and San Luis Obispo.  Mr. Kaney was responsible for all phases of the company warehousing, distribution, sales and accounting.  The company was sold in 1987.  Mr. Kaney is partially disabled and is actively involved in his investments.  Mr. Kaney is an organizer, founder and past director of Commerce Bank of San Luis Obispo N.A., which was sold in March 1996 to Valliwide Bank.  Mr. Kaney served for more than twelve years on the Loan Committee and the Investment Committee of Commerce Bank.  Mr. Kaney is a past member of the Kiwanis Club and a member and past director of the Rotary Club of San Luis Obispo.

Michael A. Lady, age 53 is an original organizer and director of the Bank.  Mr. Lady has been a resident of Arroyo Grande for the past seventeen years and is the owner of Lady Family Mortuary in Arroyo Grande and Nipomo.  In addition to his involvement in the mortuary business, Mr. Lady is an investor, as well as the former Mayor of the City of Arroyo Grande.   Mr. Lady, through his development and governmental activities, is vitally aware of the future development plans for the Arroyo Grande area, including plans for the possible annexation of unincorporated lands bordering Arroyo Grande to provide the space for a major increase in commercial development in the community.

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

Gene Mintz, age 65, is an original organizer and director of the Bank.  Mr. Mintz is a business and tax advisor for the Arroyo Grande area and owner of GSM Business Services, Inc., an Arroyo Grande business and tax advisory service.  A life-long resident of San Luis Obispo County, Mr. Mintz is involved in a number of professional, civic, and charitable associations.  He is the past president and director of the Kiwanis Club of greater Pismo Beach, and a 28 year member of the Elks club of the Pismo Beach area.  Mr. Mintz is a general partner in, a Real Estate Investment Partnership. He is also the Secretary/Treasurer of Lanco Development Co., Inc., a Real Estate Development Company.

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

Ron Olson, age 61, is a director of the Bank.  Mr. Olson is a Certified Public Accountant and is owner of Platino Management Services, Inc. which provides accounting and tax services, management consulting and property management services in Arroyo Grande and surrounding communities.

Mr. Olson has been a resident of Arroyo Grande for 31 years and is active in local service and professional organizations.  Mr. Olson is a member of the Arroyo Grande Optimists Club and of both the American Institute of CPA’s and the California Society of CPA’s.  Mr. Olson is an investor and director of a privately held chain of food supermarkets and a fast food restaurant franchising company.

Jack W. Robasciotti, age 77, is Vice Chairman of the board and an original organizing director of the Bank.  Mr. Robasciotti was born in San Luis Obispo and has been active in banking since 1951.  After an impressive 33 year career with Bank of America, Mr. Robasciotti “retired” to San Luis Obispo, where he worked for 21 years in various positions, including manager of the main office of Commerce Bank of San Luis Obispo, N.A. as well as increasingly responsible positions with Coast National Bank.

Mr. Robasciotti has been active in a number of civic, charitable and fraternal organizations in San Luis Obispo.  His activities range from fundraising for the YMCA, to serving as a director and a member of organizations that provide shelter for abused women (Women’s Shelter), Sexual Assault Victim’s Education (SAVE) and (ALPHA) that counsels pregnant women.   Mr. Robasciotti is a member of the San Luis Obispo Historical Society, previously serving as First Vice President, a past member of Hearst Castle Lighting Committee, and a member of other organizations including a committee member of the San Luis Obispo Old Mission operating groups.  He is also an active member in the De Tolosa Rotary club.

Jack C. Wauchope, age 69, is Chief Executive Officer and Chairman of the Board of Directors for both the Bank and the Bancorp.  Mr. Wauchope has been in the banking industry for more than 45 years.  For over half of that time, he has served as the President and Chief Executive Officer of independent banks.   Mr. Wauchope was the organizing President of Commerce Bank of San Luis Obispo as well as Coast National Bank.  He is a graduate of Millikin University at Decatur, Illinois and the Pacific Coast Banking School at the University of Washington, Seattle, Washington.

Mr. Wauchope has served on the boards of numerous civic, charitable and trade organizations which include the Foundation for the Performing Arts Center, Hotline of San Luis Obispo County, San Luis Obispo Economics Forecast Project, Community Bankers of Southern California, Western Banking School, Rotary Club of San Luis Obispo Daybreak and the Civic Ballet of San Luis Obispo.

Dan H. Wixom, age 54, is an original organizer and director of the Bank.  Mr. Wixom is a rancher and an owner/operator of Wixom Trucking, LLC.  Mr. Wixom formerly owned and operated Wixom Concrete, Inc., which was sold in 1997.  A graduate of Cal Poly San Luis Obispo in Agriculture Management, Mr. Wixom is a fourth generation resident of San Luis Obispo County.  He has been a member of Native Sons of the Golden West for over twenty-five years and served as a president of the organization.  Mr. Wixom served on the board of the Morro Bay Community Foundation.  The foundation helps with youth activities on the Central Coast.  He supports local educational institutions, volunteering time and donating materials for the Morro Bay FFA and 4H groups and for youth sports teams.

Mr. Wixom is a member of the California Cattlemen’s Association, the National Cattlemen’s Association, and the San Luis Obispo County Farm Bureau.  He has operated his own calf/cow operation for more than 30 years.  Currently he runs over 200 mother cows on over 3,000 acres, with an additional 100 acres set aside for oat and hay production.  His trucking company is involved in the statewide transportation of construction aggregates, bulk cement and livestock.

Executive Officers:

Jack C. Wauchope – Chief Executive Officer/President and Chairman of the Board – See “Directors”

Jack Robasciotti – Vice-Chairman of the Board, Business Development Officer – See “Directors”

Julie Joslin, age 45, joined the Bank in 2000 as Senior Vice President and Compliance Officer.   She was raised and educated in Atascadero, California, where she began her banking career with Atascadero Federal Credit Union in 1983.  She moved to Templeton National Bank in 1990 where she remained until that bank was sold in 1995.  Joslin served as a Vice President and Controller while with Templeton National Bank.  Joslin is also a graduate of the California Banking School at the University of San Diego.

Berta Olson, age 65, was an original employee of the Bank.  She currently serves as Senior Vice President, Controller and Operations Administrator.  She was raised and educated in Santa Barbara, California, where she began her banking career 48 years ago.  Berta is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.  Over the years, Berta has volunteered for a number of civic and charitable organizations.

Davina Palazzo, age 36, is Executive Vice President and Manager of the Bank’s Small Business Loan Center.  She was educated in Southern California, graduating from California State University — Fullerton.  She has been in banking for the past 16 years, concentrating primarily over the last ten years in government guaranteed lending programs such as the U.S. Small Business Administration.  She is a graduate of the Pacific Coast Banking School at the University of Washington.  She is an executive director of the Board of Directors of the National Association of Government Guaranteed Lenders and Chairs their Small Bank Committee.  She has testified in front of Congress numerous times on SBA issues.   She is the President-Elect of the Board of the Paso Robles Sunrise Rotary Club.  Ms. Palazzo was the recipient of the SBA’s Financial Service Advocate of the Year Award for 2002.

Leah Pauly, age 42, is Executive Vice President and Chief Credit Officer for the Bank.  She was raised and educated in Southern California but has lived in northern San Luis Obispo county for the past 18 years.  She has actively worked in progressively more responsible positions in banking for the last 23 years and is scheduled to graduate from the ABA Stonier Graduate School of Banking.  Over the years, Pauly has volunteered for a number of civic and charitable organizations.  She currently serves on the Board of Directors of Senior Volunteer Services.

The executive officers were each elected by the Board of Directors.  There are no family relationships between directors and executive officers of the Bank.

No Director of the Bank holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange of 1934, as amended.

Compliance with Section 16(a) of the Securities Exchange Act

Based solely on its review of Forms 3, 4, and 5, and amendments thereto, furnished to Bancorp during the 2004 fiscal year, no person who was a director, officer, or beneficial owner of more than ten percent of the Bank’s Common Stock failed to file on a timely basis reports required by Section 16(a) during the 2004 fiscal year.

Financial Expert

The Board of Directors has determined, as required, that the Audit Committee contains three independent financial experts.  They perform no services nor do they receive compensation from the bank other than normal director fees.  The experts on the committee are James Kaney, Gene Mintz and Ron Olson.  Each of their qualifications is stated (See “Directors”) elsewhere in this report.

Code of Ethics

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

Item 10.  Executive Compensation:

The chart below contains information of Jack C. Wauchope, President/CEO, Davina Palazzo and Leah Pauly as the only executive officers whose salary and other compensation was $100,000 or more.

					Awards:
					Securities
Name and				Other Annual	Underlying	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation	Options (#)	Compensation

Jack C. Wauchope	2004	$180,833	$25,000	$—	$—	$13,072
President/CEO	2003	$170,833	$25,000	$—	$—	$13,652
Chairman of the Board	2002	$158,750	$7,800	$—	$—	$14,650

Davina Palazzo	2004	$120,833	$15,000	$—	$—	$4,800
Executive Vice President	2003	$108,750	$11,000	$—	$—	$377
	2002	$92,500	$6,000	$—	$—	$4,224

Leah Pauly	2004	$101,667	$12,500	$—	$—	$5,525
Executive Vice President	2003	$77,333	$7,700			$11,035
	2002	N/A	N/A

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

The Bank has employed Leah Pauly as its Executive Vice President and Chief Credit Officer and entered into an employment agreement with her, which took effect November 2003.  The agreement provides for five years at an annual salary of $100,000.00 in year 1, $110,000.00 in year 2 and 3, $125,000.00 in year 4 and 5, discretionary bonuses, and an automobile allowance of $400.00 per month, and standard and customary medical and dental insurance benefits.  Additionally, Ms. Pauly will be entitled to severance benefits equal to one year’s base salary or two years, each dependant upon the occurrence of one or more enumerated events.

The directors who are not full-time employees of the Bank are presently receiving monthly directors’ fees.  Mr. Wauchope does not presently receive directors’ fees.

Employees Stock Option Plan

In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1997 Stock Option Plan, now known as the Coast Bancorp Employee Stock Option Plan (the “Employee Plan”).  The Employee Plan was adopted to strengthen the Company and its subsidiaries by providing eligible full-time officers and employees an added incentive to perform at a high level and to reward extraordinary efforts to increase the earnings of Coast Bancorp and its subsidiaries.  The incentive will take the form of an opportunity for officers and employees of Coast Bancorp and its subsidiaries to acquire a proprietary interest in the success of Coast Bancorp by purchasing Shares of Coast Bancorp common stock.  125,000 shares of Coast Bancorp common stock may be issued pursuant to the exercise of Options granted under the Employee Plan, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company.  As of December 31, 2004, approximately twenty three officers and employees of Coast Bancorp and its affiliates were eligible to hold options to purchase under the Employee Plan.  The Employee Plan contemplates the grant of incentive stock options and nonstatutory stock options.

The Employee Plan is a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

Exercise and Grant of Options

During 2004 no options were granted to President and Chief Executive Officer Jack C. Wauchope.  Stock Options were granted during 2004 to Executive Vice President Leah Pauly and to Senior Vice-President Julie Joslin.

The following table sets forth information concerning individual grants of stock options during fiscal year 2004 to each of the Named Executive Officers.:

Options Granted in Last Fiscal Year

Name	No. of Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price($/Sh.)	Expiration Date	Grant Date Value(1)

Jack C. Wauchope, President and CEO	-0-	—	—	—	—

Davina Palazzo, Execcutive Vice President	-0-	—	—	—	—

Leah, Executive Vice President	2,500	19.2%	$26.50	11/17/2014	$26.50

(1)          Present value at date of grant using the Black-Scholes model

The following table shows exercises of stock options during fiscal year 2004 by CEO President/Chairman of the Board Jack C. Wauchope, Executive Vice President Davina Palazzo, Leah Pauly, Executive Vice-President and the value at December 31, 2004 of unexercised options on an aggregated basis held by each such person:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options
	Shares Acquired	Value	Options at FY-End (#)	at FY-End ($)
Name	On Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable (1)

Jack C. Wauchope	0	0	20,000 / 0	$360,000 / $0

Davina Palazzo	0	0	6,000/1,500	$84,000 / $21,000

Leah Pauly	0	0	3,100/4,400	$41,075 / $28,550

(1)           Based on a bid price of $28.00 at December 31, 2004

Directors Stock Option Plan

In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1998 Directors’ Stock Option Plan, now known as the Coast Bancorp Directors Stock Option Plan (the “Director Plan”).  The Director Plan was adopted to offer the non-employee directors of Coast Bancorp and its affiliates the opportunity to acquire a proprietary interest in the success of Coast Bancorp by purchasing shares of Coast Bancorp common stock.  New options were granted in 2004 in the amount of 1000 shares to each (8) outside director exercisable beginning in 2005 and expiring in 2014.

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

		Number of		Percentage
Name	Relationship to Bank	Shares	Notes	Owned (1)

Jack C. Wauchope	Chairman of the Board & CEO	41,000	(2)	6.09%
Marilyn Britton	Corporate Secretary & Director	3,050	(7)	0.47%
Dario Domenghini	Director	11,400	(3),(5)	1.73%
James M. Kaney	Director	7,700	(5)	1.17%
Michael A. Lady	Director	6,000	(5)	0.91%
Gene D. Mintz	Director	25,140	(5)	3.82%
Ron Olson	Director	15,325	(6)	2.34%
Jack W. Robasciotti	Vice Chairman & Director	7,000	(5)	1.06%
Dan H. Wixom	Director	16,800	(4),(5)	2.55%
Davina Palazzo	EVP & Executive Officer	6,000	(7)	0.92%
Leah Pauly	EVP & Executive Officer	3,100	(7)	0.47%
Julie Joslin	SVP & Executive Officer	1,600	(7)	0.25%
Berta Olson	SVP & Executive Officer	2,200	(9)	0.34%
Directors & Executive Officers as a Group (14 persons)		146,315	(8)	20.70%

b.

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

(6)           Includes 2,500 shares of director stock options that are presently exercisable.

(7)           Incentive stock options currently exercisable.

(8)           Includes 31,900 shares of incentive stock options and 35,000 shares of director stock options which are presently exercisable.

(9)           Includes 1,400 shares held in the Olson Family Trust.

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

Item 13.  Exhibits

a)             Exhibits

See index to exhibits at page 73 of this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services

Vavrinek, Trine, Day & Company LLP’s engagement by Coast Bancorp commenced on April 30, 2002.  During the fiscal year ended December 31, 2004, Vavrinek, Trine & Day & Company, LLP provided professional services in connection with the review of Coast Bancorp’s registration statement filed with the SEC in connection with the company’s public offering, the review of Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30, September 30, 2004, preparation for the audit of financial statements of Coast Bancorp for the fiscal year ended December 31, 2003, and consulted with Coast Bancorp’s management regarding year end tax planning.  As part of the engagement, Vavrinek, Trine, Day & Company LLP also prepared quarterly tax estimates and the federal and state income tax returns.

Audit Fees

The aggregate fees billed by Vavrinek, Trine, Day & Company LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal years 2003 and 2004 and the review of the financial statements included in the Company’s Forms 10-QSB for the Quarters ended March 31, June 30, and September 30, 2004 and for the preparation of tax estimates and federal and state income tax returns were $39,000.00 and $42,000.00, respectively.

Audit Related Fees

There were no fees billed by Vavrinek, Trine, Day & Company, LLP for assurance and related services provided to the Company that are reasonably related to the performance of the audit or review of the Company’s financial statements that have not been reported under “Audit Fees” for fiscal years 2003 and 2004.

Tax Fees

The aggregate fees billed by Vavrinek, Trine, Day & Company, LLP for professional services rendered to the Company for tax compliance, tax advice, and tax planning for fiscal years 2003 and 2004 were $5,000.00 each year.

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

•      Perform additional functions as are necessary or prudent to fulfill the Committee’s duties and responsibilities.

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit	Footnote

2.0	Plan of Acquisition and Agreement of Merger dated March 1, 2001	(1)
3.1	Articles of Incorporation of Coast Bancorp	(1)
3.2	Bylaws of Coast Bancorp	(1)
4.1	Certificate Evidencing Floating Rate Capital Securities	(3)
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
4.3	Certificate Evidencing Floating Rate Common Securities	(3)
4.4	Guarantee Agreement	(3)
4.5	Indenture dated September 26, 2002, Coast Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
10.1	Coast Bancorp Stock Option Plan and specimen Non-Statutory and Incentive Stock Option Agreements	(2) **
10.2	Coast Bancorp Directors Stock Option Plan and specimen Non-Statutory Agreement	(2) **
10.3	Employment contract by and between Jack C. Wauchope and Coast National Bank	(4) **
10.4	Employment contract by and between Davina Palazzo and Coast National Bank	**
10.5	Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A., as Institutional Trustee, Coast Bancorp as Sponsor, and Administrators, dated as of September 26, 2002	(3)
10.6	Employment contract by and between Leah Pauly and Coast National Bank	**
11.0	Statement regarding computation of per share earnings. Included in footnote 9 to the Registrant’s audited financial statements included in this Annual Report.
14.0	Code of Ethics required by Item 406 of Regulation S-B
21.0	Subsidiaries of the Coast Bancorp – Coast National Bank (100% owned)
23.0	Consent of Independent Public Accountants
24.0	Power of Attorney
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

**	Employment contracts and compensation plans
(1)	Filed as Exhibits 2 and 3.1, and 10.4, respectively, to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2001 filed with the SEC and incorporated herein by reference.
(2)	Filed as Exhibits 99.1 and 99.2, respectively, to Registrant’s Registration Statement on Form S-8 No. 333-84518 filed with the SEC and incorporated herein by reference.

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
Jack C. Wauchope
Chief Executive Officer
Chairman of the Board

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Marilyn Britton	Director	March 25, 2005
Marilyn Britton

/s/ Dario Domenghini	Director	March 25, 2005
Dario Domenghini

/s/ James M. Kaney	Director	March 25, 2005
James M. Kaney

/s/ Michael A. Lady	Director	March 25, 2005
Michael A. Lady

/s/ Gene D. Mintz	Director	March 25, 2005
Gene D. Mintz

/s/ Ron Olson	Director	March 25, 2005
Ron Olson

/s/ Jack W. Robasciotti	Director	March 25, 2005
Jack W. Robasciotti

/s/ Dan H. Wixom	Director	March 25, 2005
Dan H. Wixom