Form 10QSB
period 2005-03-31
COAST BANCORP/CA
filed 2005-05-12
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common Stock – As of May 1, 2005, there were 660,200 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one)         Yes:   ☐   No:   ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS; CHANGES IN THE SECURITIES MARKETS; THE ABILITY TO SATISFY THE REQUIREMENTS OF THE SARBANES-OXLEY ACT AND OTHER REGULATIONS GOVERNING INTERNAL CONTROLS; AND POTENTIAL ECONOMIC EFFECT OF THE WAR ON TERRORISM AND THE WAR IN IRAQ .

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description
Overview
Net Interest Income
Provision for Loan Losses
Non-interest Income
Non-interest Expense
Income Taxes
Financial Condition
Asset Quality
Capital
Liquidity

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 – Defaults upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits

SIGNATURES

COAST BANCORP & SUBSIDIARY

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited)

(in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$9,376	$8,640
Federal funds sold	10,300	12,050
TOTAL CASH AND CASH EQUIVALENTS	19,676	20,690

Interest-bearing deposits	—	—
Investment securities:
Securities held to maturity	—	—
Securities available for sale	12,776	12,866
TOTAL INVESTMENT SECURITIES	12,776	12,866
Loans:
Commercial	34,553	29,429
Real estate - construction	17,188	17,432
Real estate - other	68,794	66,897
Consumer	2,416	2,548
TOTAL LOANS	122,951	116,306
Net deferred loan fees	(977)	(418)
Allowance for loan losses	(1,168)	(1,168)
NET LOANS	120,806	114,720
Premises and equipment	8,379	8,729
Deferred taxes	348	360
Federal reserve bank stock, at cost	884	883
Accrued interest and other assets	1,673	1,666
TOTAL ASSETS	$164,542	$159,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,897	$39,661
Money market and NOW	36,945	37,043
Savings	8,751	8,785
Time deposits of $100,000 or more	48,268	44,492
Other time deposits	14,720	14,483
TOTAL DEPOSITS	148,581	144,464
Notes payable	61	106
Junior subordinated debt securities	5,155	5,155
Other liabilities	454	217
TOTAL LIABILITIES	154,251	149,942
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 660,200 in 2005 and 639,300 in 2004	6,748	6,641
Retained earnings	3,655	3,392
Accumulated other comprehensive income - net unrealized gains on available-for-sale securities	(112)	(61)
TOTAL STOCKHOLDERS’ EQUITY	10,291	9,972
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,542	$159,914

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statement of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$2,120	$1,873
Interest on taxable securities	80	49
Interest on federal funds sold	84	15
Other interest income	6	9

Total interest income	2,290	1,946

Interest expense:
Interest on money market and NOW accounts	106	53
Interest on savings deposits	12	13
Interest on time deposits	320	261
Interest on other borrowings	86	72
Total Interest Expense	524	399

Net interest income	1,766	1,547
Provision for loan losses	—	40

Net interest income after provision for
loan losses	1,766	1,507

Noninterest income:
Service charges on deposit accounts and other	75	69
Gain on sale of loans and servicing fees	39	275
Gain on sale of real estate	47	43

Total noninterest income	161	387

Noninterest expense:
Salaries and benefits	859	786
Net occupancy expense (net of rental income)	121	78
Equipment expense	80	63
Other expense	431	534

Total noninterest expense	1,491	1,461

Income before taxes	436	433
Income taxes	176	175
Net income	$260	$258

Earnings per share - Basic	$0.40	$0.40
Earnings per share - Diluted	$0.37	$0.39

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statement of changes in Stockholders’ Equity (Unaudited)

(In Thousands, Except Number of Shares)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance at January 1, 2004	638,300	$6,407		$2,375	$31	$8,813
Exercise of stock options, including the realization of tax benefits of $58,000	14,400	234				234
Cash dividends				(97)		(97)
Comprehensive Income
Net income			1,115	1,115		1,115
Unrealized loss on available-for-sale securities, net of taxes of $45,672			(66)		(66)	(66)
Less reclassification adjustments for gains included in net income, net of taxes of $17,779			(26)		(26)	(26)
Total comprehensive income			$1,023

Balance at December 31, 2004	652,700	$6,641		$3,393	$(61)	$9,973
Exercise of stock options	7,500	107				107
Cash dividends
Comprehensive Income
Net income			$262	262		262
Unrealized loss on available-for-sale securities, net of taxes $36,000.00			(51)		(51)	(51)
Less reclassification adjustments for losses included in net income net of taxes

Total comprehensive income			$173

Balance at March 31, 2005	660,200	$6,748		$3,655	$(112)	$10,291

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARIES

Statement of Cash Flows (unaudited)

(In Thousands)

	For the Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$262	$258
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	115	98
Provision for loan losses	—	40
Realized gain on investment securities	—	(43)
Other items - net	462	165
Net cash provided by operating activities	839	518

Investing activities
Purchase of investment securities	—	(2,019)
Proceeds from sale of investment securities	—	5,094
Maturities of investment securities	—	1,000
Net change in loans	(6,086)	(7,143)
Purchase of premises and equipment	55	(393)
Net cash used by investing activities	(6,031)	(3,461)

Financing activities
Increase in deposits	4,116	4,941
Principle payments on notes payable	(45)	(44)
Proceeds from exercise of options	107	16
Net cash provided (used) by financing actvities	4,178	4,913

Increase in cash and cash equivalents	(1,014)	1,970

Cash and cash equivalents at beginning of period	20,690	14,673

Cash and cash equivalents at end of period	$19,676	$16,643

The accompanying notes are an integral part of these consolidated financial statements

Note 1                    Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2004 filed on Form 10-KSB.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month periods ended March 31, 2005 and 2004 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended March 31,
	2005	2004
	Shares	Shares
Used in Basic EPS	656,515	637,399
Dilutive Effect of outstanding Stock Options	50,400	64,988
Earnings per share - Diluted	706,915	702,387

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2004 and 2003 to the pro forma amounts indicated below:

	2005	2004

Net Income:
As reported	$260	$258
Stock-based compensation using the intrinsic value method	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(14)	(11)
Pro Forma net income	$246	$247

Basic earnings per share:
As reported	$0.40	$0.40
Proforma	$0.38	$0.39

Diluted earnings per share:
As reported	$0.37	$0.39
Pro forma	$0.36	$0.35

Note 4    Current Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (“FASB”) revised SFAS 123 and issued under its new name,
“Share-Based Payment”.  This statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting discussed in the previous paragraph.  Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Bank must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  In addition, the unvested portion previously awarded options will also be recognized as expense.  The Bank is unable to estimate the impact of this Statement on its financial condition or the results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Bank cannot estimate the amount of stock awards that will be made in 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB.  This report  contains statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Description of Business

Coast Bancorp

Coast Bancorp (the “Bancorp” or “Coast Bancorp”), headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast      Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for March 31, 2005 and comparative information for December 31, 2004 and March 31, 2004 is inclusive of the consolidated Company.

Coast National Bank

Coast National Bank (the “Bank”) was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California and in July 2004 moved to 301 S. Miller Street, Ste. 110 in Santa Maria, California. In October 2004 a loan production office was opened in Santa Barbara, California at 15 West Carrillo Street, Ste. 252.  The Bank applied for and received approval from the Comptroller of the Currency for another branch office at 2138 Spring Street, Paso Robles, California which opened in March 2005.  The Bank also purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch sometime in the future.

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

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch.  The purpose for this acquisition was the eventual construction and relocation of the Morro Bay branch to a larger facility with a drive-through lane.  In October 2003 construction began on the new Morro Bay facility which was completed and occupied in August 2004. The branch consists of approximately 2700 square feet with two drive through lanes.

As of March 31, 2005, the Bank had a total of 61 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 57 positions.  The Bank values its employees.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

As of March 31, 2005, total consolidated assets of Coast Bancorp were $164.5 million in comparison to total assets of $159.9 million as of December 31, 2004. This represents an increase of $4.6 million, or 2.88%.  Compared to total assets of $147.7 million at March 31, 2004, the Company has increased assets by $16.8 million, or 11.37%, over the last twelve months.

For the three months ended March 31, 2005 the Bancorp reported consolidated net income of $262,000 or $0.37 diluted earnings per share compared to net income of $258,000 and $0.37 diluted earnings per share for the same period during 2004.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (the “interest rate spread”).   Net interest income was $1,766,000 for the quarter ended March 31, 2005, compared to $1,547,000 for the quarter ended March 31, 2004, representing an increase of 14.16%.  This increase was primarily the result of growth in interest-earning assets generated by the Bank’s branches and the increase in interest rates.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2005	2004	2004

Interest Income	$2,290	$1,946	$8,240
Interest Expense	524	399	1,727

Net Interest Income	$1,766	$1,547	$6,513

Average Earning Assets	$145,341	$128,013	$154,280
Net Interest Margin	4.86%	4.83%	4.77%

The increase in the net interest margin in the first quarter of 2005 as compared to the net interest margin at December 31, 2004 was due primarily to the continued growth in loans while maintaining quality and the Bank’s ability to respond to the changes in interest rates.

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

The Company did not make a contribution to the allowance for loan losses for the three months ended March 31, 2005 compared to $40,000 for the same period in 2004.  Management believes that the allowance, which equals 0.95% of total loans at March 31, 2005, is adequate to cover future losses.  The allowance for loan losses at December 31, 2004 was 1.01% of total loans.

Changes in the allowance for loan losses for the quarter ended March 31, 2005 and 2004 are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2005	2004

Allowance, Beginning of Period	$1,168	$1,109
Provision for Loan Losses	—	40
Net Recoveries (Charge-offs)	—	(11)

Allowance, End of Period	$1,168	$1,138

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the quarter ended March 31, 2005 totaled $161,000 compared to $387,000 for the same period in 2004 a 58.40% decrease.  During the three months ended March 31, 2005, the Company elected not to sell the guaranteed portion of government guaranteed loans.  It has been the Company’s policy to sell securities due in one year if the gain will result in higher income after reinvesting the proceeds.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the quarter ended March 31, 2005 totaled $1,491,000 compared to $1,461,000 for the same period in 2004 for an increase of 2.05%.  This increase is primarily due to the continuing growth of the

Bank’s government guaranteed lending department specializing in Small Business Administration lending programs and the overall expansion of the Bank’s customer base.  The number of full time equivalent employees was 57 in March, 2005 compared to 56 for March, 2004.  The increase in loans and deposits of $6.68 million and $4.1 million respectively compared to March, 2004 required additional personnel to provide the service our customers deserve.   Other expense also reflects the cost of processing and servicing these increased loans and deposits.  Net occupancy expense increased by $43,000 due to the addition of the Paso Robles branch.

Earnings Summary

Consolidated net income for the three months ended March 31, 2005 was $262,000 or $0.37 diluted earnings per share compared to net income of $258,000 or $0.37 diluted earnings per share for the same period during 2004.

Income Taxes

The Company recorded a $176,000 tax provision during the first quarter of 2005 compared to $175,000 during the same period in 2004.

Financial Condition

Balance Sheet Summary

As of March 31, 2005, total consolidated assets of Coast Bancorp were $164.5 million in comparison to total assets of $159.9 million as of December 31, 2004. This represents an increase of $4.6 million, or 2.88%.  Compared to total assets of $147.7 million at March 31, 2004, the Company has increased assets by $16.8 million, or 11.37%, over the last twelve months.  These increases are the result of expansion of our customer base and overall growth in deposits of all types.

The majority of the growth in deposits has been reinvested in loans, which have increased by $7.9 million, or 6.91%, from $115.0 million at March 31, 2004 to $122.9 million at March 31, 2005.  The balance of the deposit growth has been invested in Fed Funds pending funding of continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Asset Quality

As of March 31, 2005, the Company had no loans on non-accrual and no loans 90 days or more past due and still accruing.  As of March 31, 2004 the Company had one loans on nonaccrual in the amount of $21,000 and no loans 90 day past due and still accruing. As of December 31, 2004 the company had no loans on non-accrual and no loans 90 days past due and still accruing.

As of March 31, 2005 and 2004 the Company had no OREO or restructured loans.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.

Stockholders equity at March 31, 2005 was $10.2 million, compared to $9.9 at December 31, 2004.  Stockholders equity increased primarily from employees exercising the vested portion of stock options of $107,000 as well as net income of $262,000.

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

Coast Bancorp and the Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Company are as follows:

	Regulatory Standard		Coast National Bank	Coast Bancorp
	Adequately Capitalized	Well Capitalized	As of March 31, 2005	As of March 31, 2005
Total risk-based capital ratio	8.00%	10.00%	12.04%	12.93%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.13%	10.75%
Tier 1 leverage capital ratio	4.00%	5.00%	9.11%	8.25%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Item 3.  Controls and Procedures

Based on their evaluation as of March 31, 2005 of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

COAST BANCORP

Date:	May 10, 2005	/s/Jack Wauchope
Jack Wauchope
President/Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

Date:	May 10, 2005	/s/Berta Olson
Berta Olson
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)