Form 10QSB
period 2005-06-30
COAST BANCORP/CA
filed 2005-08-15
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common Stock – As of August 1, 2005, there were 670,900 shares of the issuer’s common stock outstanding.

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

INDEX

COAST BANCORP

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Statements of Financial Condition
Statements of Operations
Statement of Changes in Stockholders’ Equity
Cash Flow Statement
Notes to Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Net Interest Income
Provision for Loan Losses
Non-interest Income
Non-interest Expense
Income Taxes
Financial Condition
Asset Quality
Capital
Liquidity

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Item 2 – Unregistered Sales of Securities and Use of Proceeds
Item 3 – Defaults upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits

SIGNATURES

COAST BANCORP & SUBSIDIARY

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$9,307	$8,640
Federal funds sold	9,770	12,050
TOTAL CASH AND CASH EQUIVALENTS	19,077	20,690

Interest-bearing deposits	—	—

Investment securities:
Securities held to maturity	—	—
Securities available for sale	12,840	12,867
TOTAL INVESTMENT SECURITIES	12,840	12,867
Loans:
Commercial	27,410	29,430
Real estate - construction	18,107	17,432
Real estate - other	81,935	66,897
Consumer	2,233	2,547
TOTAL LOANS	129,685	116,306
Net deferred loan fees	(410)	(418)
Allowance for credit losses	(1,168)	(1,168)
NET LOANS	128,107	114,720
Premises and equipment	8,416	8,728
Deferred taxes	341	360
Federal Reserve Bank and FHLB stock, at cost	910	883
Accrued interest and other assets	1,543	1,666
TOTAL ASSETS	$171,234	$159,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,567	$39,661
Money market and NOW	36,518	37,043
Savings	8,773	8,785
Time deposits of $100,000 or more	56,510	44,492
Other time deposits	13,583	14,483
TOTAL DEPOSITS	154,951	144,464
Notes payable	55	106
Junior subordinated debt securities	5,155	5,155
Other liabilities	345	216
TOTAL LIABILITIES	160,506	149,941
Commitments and contingencies
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 670,900 in 2005 and 652,700 in 2004	6,880	6,641
Additional paid-in capital	—	—
Retained earnings	3,921	3,393
Accumulated other comprehensive income - net unrealized gains (losses) on available-for-sale securities	(73)	(61)
TOTAL STOCKHOLDERS’ EQUITY	10,728	9,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,234	$159,914

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statements of Operations (unaudited)

(In thousands, except for per share numbers)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$2,498	$1,992	$4,618	$3,865
Interest on taxable securities	81	42	161	91
Interest on federal funds sold	67	16	151	31
Other interest income	21	7	27	16

Total interest income	2,667	2,057	4,957	4,003

Interest expense:
Interest on money market and NOW accounts	140	58	246	115
Interest on savings deposits	21	12	33	25
Interest on time deposits	437	281	757	542
Interest on other borrowings	92	64	178	136

Total interest expense	690	415	1,214	818

Net interest income	1,977	1,642	3,743	3,185
Provision for loan losses	0	30	0	70

Net interest income after provision for loan losses	1,977	1,612	3,743	3,115

Noninterest income:
Service charges on deposit accounts and other	50	139	125	208
Gain on sale of loans and servicing fees	68	256	107	531
Gain on sale of real estate	0	0	47	43
Gain on sale of securities	0	0	0	0

Total noninterest income	118	395	279	782

Noninterest expense:
Salaries and benefits	808	763	1,667	1,549
Net occupancy expense (net of rental income)	116	85	237	163
Equipment expense	82	69	162	132
Other expense	539	473	970	1,003

Total noninterest expense	1,545	1,390	3,036	2,847

Income before taxes	550	617	986	1,050
Income taxes	282	245	458	420
Net income	$268	$372	$528	$630

Earnings per share - Basic	$0.40	$0.58	$0.79	$0.99
Earnings per share - Diluted	$0.37	$0.53	$0.73	$0.89

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statement of Changes in Stockholders’ Equity (unaudited)

(In thousands, except number of shares)

					Accumulated
	Common Stock				Other
	Number of		Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income	Total
Balance at January 1, 2004	638,300	$6,407	$—	$2,375	$31	$8,813
Exercise of stock options	14,400	234				234
Cash dividends				(97)		(97)
Comprehensive Income
Net income			$1,115	1,115		1,115
Unrealized losses on available-for-sale securities, net of taxes of $46,000			(66)		(66)	(66)
Less reclassification adjustments for gains included in net income, net of taxes of $18,000			(26)		(26)	(26)
Total comprehensive income			$1,023

Balance at December 31, 2004	652,700	$6,641		$3,393	$(61)	$9,973
Exercise of stock options	18,200	239				239
Cash dividends
Comprehensive Income
Net income			$528	528		528
Unrealized losses on available-for-sale securities, net of taxes of $8,000			(12)		(12)	(12)
Total comprehensive income			$516

Balance at June 30, 2005	670,900	$6,880		$3,921	$(73)	$10,728

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statements of Cash Flows (unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$528	$630
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	235	198
Provision for loan losses	—	70
Realized gain on investment securities	—	(43)
Other items - net	239	(180)
Net cash provided by operating activities	1,002	675

Investing activities
Proceeds from sale of investment securities	—	5,094
Maturities of investment securities	—	1,000
Purchase of investment securities	—	(2,019)
Net change in loans	(13,387)	(5,064)
Increase in Federal Reserve Bank and FHLB Stock	(27)	(455)
Proceeds from the sale of premises and equipment	47	—
Purchase of premises and equipment	77	(829)
Net cash used by investing activities	(13,290)	(2,273)

Financing activities
Increase in deposits	10,487	11,849
Principle payments on notes payable	(51)	(49)
Proceeds from exercise of options	239	28
Net cash provided by financing actvities	10,675	11,828

Increase (decrease) in cash and cash equivalents	(1,613)	10,230

Cash and cash equivalents at beginning of period	20,690	14,673

Cash and cash equivalents at end of period	$19,077	$24,903

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month period ended June 30, 2005 and 2004 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	Shares	Shares	Shares	Shares
Used in Basic EPS	669,973	638,104	667,202	637,305
Dilutive Effect of Outstanding Stock Options	53,802	70,938	53,802	67,963
Used in Dilutive EPS	723,775	709,042	721,004	705,268

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2005 and 2004 to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net Income:
As reported	$268	$372	$528	$630
Stock-based compensation using the intrinsic value method	$—	—	—	—
Stock-Based compensation that would have been reported	$—
using the fair value method of SFAS 123	$(14)	(10)	(28)	(20)
Pro Forma net income	$254	$362	$500	$610

Basic earnings per share:
As reported	$0.40	$0.58	$0.79	$0.99
Proforma	$0.38	$0.57	$0.75	$0.96

Diluted earnings per share:
As reported	$0.37	$0.53	$0.73	$0.89
Pro forma	$0.36	$0.51	$0.72	$0.86

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Description of Business

Coast Bancorp

Coast Bancorp, (the “Bancorp” or “Coast Bancorp”) headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for June 30, 2005 and comparative information for December 31, 2004 and June 30, 2004 is inclusive of the consolidated Company.

Coast National Bank

Coast National Bank (the “Bank”) was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California and in July 2004 moved to 301 S. Miller Street, Ste. 110 in Santa Maria, California.  In October 2004 a loan production office was opened in Santa Barbara, California at 15 West Carrillo St., Ste. 252.  The Bank applied for and received approval from the Comptroller of the Currency for another branch office which opened in March 2005 at 2138 Spring Street, Paso Robles, California.  The Bank also purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch sometime in the future.  In June 2005, the Bank opened a new SBA office at 7429 N. First St. Suite 104, Fresno, California.

When the Bank opened for business in June 1997, it purchased the real estate and building that housed the Arroyo Grande branch office.  On October 14, 1999, the Bank purchased an adjacent lot next to the San Luis Obispo main office on Marsh Street.  A few months later on February 1, 2000, the Bank also purchased the contiguous property and building that was home to the San Luis Obispo main office at 486 Marsh Street.  Construction of a new head office building on the adjacent lot began on October 11, 2001 and was completed on November 25, 2002.  The new main office, located at 500 Marsh Street is approximately 10,700 square feet with the San Luis Obispo branch operation occupying the ground floor and the administrative offices occupying the second floor.  Half of the original main office at 486 Marsh Street now houses the Bank’s Small Business Lending Center and the Bank’s Note Department, while the other half is leased to various businesses.

On March 29, 2002, the Bank purchased a vacant site on Morro Bay Boulevard in Morro Bay that is approximately one block from the existing branch with the intention of relocating the Morro Bay branch.  In October 2003 construction began on the new Morro Bay facility which was completed and occupied in August 2004.  The new branch consists of approximately 2700 square feet with two drive-through lanes.

As of June 30, 2005, the Bank had a total of 68 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 60.8 positions.  The Bank values its employees and believes that it enjoys satisfactory working relations with them.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

As of June 30, 2005, total consolidated assets of Coast Bancorp were $171.2 million in comparison to total assets of $159.9 million as of December 31, 2004. This represents an increase of $11.3 million, or 7.07%.  Compared to total assets of $154.8 million at June 30, 2004, the company has increased assets by $16.4 million, or 10.59%, over the last twelve months.

For the three months ended June 30, 2005 the Bancorp reported consolidated net income of $268,000 or $0.37 diluted earnings per share compared to net income of $372,000 and $0.53 diluted earnings per share for the same period during 2004, a 27.9% decrease.  For the six months ended June 30, 2005 the Bancorp reported consolidated net income of $528,000 or $0.73 diluted earnings per share compared to consolidated net income of $630,000 or $0.89 diluted earnings per share for the same period in 2004, a 16.2% decrease.  The decrease in net income was due in part to a decrease in the sale of loans and mortgage servicing fees as well as an increase in non-interest expense.

Net Interest Income

Interest income was $2,667,000 for the quarter ended June 30, 2005, compared to $2,057,000 for the quarter ended June 30, 2004, representing an increase of 29.6%.  Interest income was $4,957,000 for the six months ended June 30, 2005, compared to $4,003,000 for the six months ended June 30, 2004, an increase of 23.8%.  These increases were the result of rising interest rates and loan growth generated by the Bank’s branches.

Interest expense was $690,000 for the quarter ended June 30, 2005 compared to $415,000 for the quarter ended June 30, 2004, representing an increase of 66.3%.  Interest expense was $1,214,000 for the six months ended June 30, 2005, compared to $818,000 for the six months ended June 30, 2004, an increase of 48.4%.  These increases are a result of higher interest rates and a 27% increase in time deposits in excess of $100,000.

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (“the interest rate spread”).   Net interest income was $1,977,000 for the quarter ended June 30, 2005, compared to $1,642,000 for the quarter ended June 30, 2004, representing an increase of 20.4%.  Net interest income was $3,743,000 for the six months ended June 30, 2005, compared to $3,185,000 for the six months ended June 30, 2004, representing an increase of 17.5%.  This increase was primarily the result of growth in interest earning assets generated by the Banks’ branches and the increase in interest rates.

The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense between reporting periods irrespective of the growth of the Company’s assets.  The net interest margin increased 0.37% to 5.28% for the quarter ended June 30, 2005 as compared to 4.91% for the quarter ended June 30, 2004.  The net interest margin, 5.07% for the six months ending June 30, 2005 was 0.22% higher than the comparable figure, 4.85%, for the six month period ending June 30, 2004.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2005	2004	2005	2004	2004

Interest income	$2,667	$2,057	$4,957	$4,003	$8,240
Interest expense	690	415	1,214	818	1,727

Net interest income	$1,977	$1,642	$3,743	$3,185	$6,513

Average earning assets	$149,699	$133,706	$147,532	$131,260	$136,670
Net interest margin*	5.28%	4.91%	5.07%	4.85%	4.77%

*Net interest income earned on assets divided by average earning assets.

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

The Company made no contributions to the allowance for loan losses for the six months ended June 30, 2005 compared to $70,000 for the same period in 2004.  Management believes that the allowance, which equals 0.9% of total loans at June 30, 2005, is adequate to cover future losses.  The allowance for loan losses at December 31, 2004 was 1.01% of net loans.

Changes in the allowance for loan losses for the three months ended and the six months ended June 30, 2005 and 2004 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Allowance, beginning of period	$1,168	$1,146	$1,168	$1,109
Provision for loan losses	—	30	—	70
Loans charged off - net of recoveries	—	1	—	(2)

Allowance, end of period	$1,168	$1,177	$1,168	$1,177

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the three months ended June 30, 2005 totaled $118,000 compared to $395,000 for the same period in 2004, a 70.1% decrease. Non-interest income for the six months ended June 30, 2005 totaled $279,000 compared to $782,000 for the same period in 2004, a 64.3% decrease.  During the six months ended June 30, 2005, the Bank elected not to sell the guaranteed portion of government guaranteed loans.  It has been the Company’s policy to sell securities due in one year if the gain will result in higher income after reinvesting the proceeds.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Non-interest expense for the three months ended June 30, 2005 totaled $1,545,000 compared to $1,390,000 for the same period in 2004 for an increase of 11.15%.  Non-interest expense for the six months ended June 30, 2005 totaled $3,036,000 compared to $2,847,000 for the same period in 2004 for an increase of 6.64%.  The increase is primarily due to an overall rise in salary and benefit expenses and an increase in net occupancy expense due to the addition of the Paso Robles branch.  The number of fulltime equivalent employees necessary to provide superior customer service was 60.8 in June 2005 as compared to 60 in June 2004.  The continuing growth of the Bank’s government guaranteed lending department specializing in Small Business Administration lending programs, and the overall expansion of the Bank’s customer base also contribute to the increase.

Earnings Summary

Consolidated net income for the three months ended June 30, 2005 was $268,000 or $0.37 diluted earnings per share compared to net income of $372,000 or $0.53 diluted earnings per share for the same period during 2004.  Consolidated net income for the six months ended June 30, 2005 was $528,000 or $0.73 diluted earnings per share compared to net income of $630,000 or $0.89 diluted earnings per share for the same period during 2004.

Income Taxes

The Company recorded a $282,000 tax provision during the three months ended June 30, 2005 compared to $245,000 during the same period in 2004.  The Company recorded a $458,000 tax provision for the six months ended June 30, 2005 compared to $420,000 during the same period in 2004.

Financial Condition

Balance Sheet Summary

As of June 30, 2005, total consolidated assets of Coast Bancorp were $171.2 million in comparison to total assets of $159.9 million as of December 31, 2004. This represents an increase of $11.3 million, or 7.07%.  Compared to total assets of $154.8 million at June 30, 2004, the company has increased assets by $16.4 million, or 10.59%, over the last twelve months.  These increases are the result of significant growth in deposits of all types.

The growth in deposits has been reinvested in loans, which have increased by $16.8 million, or 14.9%, from $112.9 million at June 30, 2004 to $129.7 million at June 30, 2005.  The growth in loans was further funded by Fed Funds which are used to fund the continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Asset Quality

As of June 30, 2005 the Company had one loan in the amount $5,000 on nonaccrual and no loans 90 day past due and still accruing. As of June 30, 2004, the Company had no loans on non-accrual and no loans 90 days or more past due and still accruing.  As of December 31, 2004 the company had no loans on non-accrual or loans 90 days past due and still accruing.

As of June 30, 2005 and 2004 the Company had no OREO or restructured loans.

Capital

Stockholders equity at June 30, 2005 was $10.728 million, compared to $9.973 million at December 31, 2004.  Stockholders equity increased primarily from employees exercising the vested portion of stock options in the amount of $239,000 as well as net income of $528,000.

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

Both Coast Bancorp and the Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Bank are as follows:

			Coast	Coast
	Regulatory Standard		National Bank	National Bank
	Adequately	Well	As of	As of
	Capitalized	Capitalized	June 30, 2005	December 31, 2004
Total risk-based capital ratio	8.00%	10.00%	11.66%	12.56%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.81%	11.63%
Tier 1 leverage capital ratio	4.00%	5.00%	9.12%	8.99%

	Regulatory Standard		Coast Bancorp	Coast Bancorp
	Adequately Capitalized	Well Capitalized	As of June 30, 2005	As of December 31, 2004
Total risk-based capital ratio	8.00%	10.00%	12.45%	12.78%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.51%	10.44%
Tier 1 leverage capital ratio	4.00%	5.00%	8.34%	8.30%

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

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.  As of the six months ended June 30, 2005, the Bank had a loan-to-deposit ratio of 83.69%.

Item 3.  Controls and Procedures

Based on their evaluation as of June 30, 2005 of the filing of this Form-10QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  Coast Bancorp’s 2005 Annual Meeting of Shareholders was held on June 22, 2005 (the “Meeting”).  The Meeting involved the following proposals:

1.               To elect nine (9) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.               To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2005 fiscal year, and

(b)                                 Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There were no solicitations in opposition to management’s nominees as listed in the proxy statement, and all such nominees were elected.

On Proposal No. 2 to approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2005 fiscal year, 494,093 shares voted in favor of approval, none voted against approval or abstained, and there were zero (0) broker non-votes.  Accordingly, Proposal No. 2 was passed by the shareholders.

(c)                                  There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 5 – OTHER INFORMATION

(a)                                  The Company entered into a five year lease for an office located at 2138 Spring Street, Suite A, Paso Robles, California, for the establishment of the Bank’s fifth full service branch.  The office was opened on March 14, 2005.  See Exhibit 10.2 for further information.

(b)                                 The Company has entered into a lease to establish a loan production office at 7429 N. First St., Fresno, California.  This office was opened to expand the Banks’ government guaranteed lending opportunities in the Fresno area.  See exhibit 10.3 for further detail.

(c)                                  The 2005 Director’s monthly fees were increased to $1250 per month from $1200 per month in 2004.  See Exhibit 10.4 for further detail.

ITEM 6 – EXHIBITS

(a)                                  EXHIBITS

Exhibit 10.1 -	12/30/04 Summary of Material Modification for the Employee 401K Profit Sharing Plan

Exhibit 10.2 -	Paso Robles Lease Agreement

Exhibit 10.3 -	Fresno SBA Lease Agreement

Exhibit 10.4 -	Director’s fee schedule

Exhibit 10.5 -	Chief Financial Officer’s Offer Agreement

Exhibit 31 -	RULE 13a-14(a) CERTIFICATIONS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

Exhibit 32 -	SECTION 1350 CERTIFICATIONS

32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	August 12, 2005	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board
President/Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2005	/s/ Karan C. Pohl
Karan C. Pohl
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)