Form 10QSB
period 2005-09-30
COAST BANCORP/CA
filed 2005-11-14
CIK 1141575

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes: ☒   No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes: ☐   No: ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock — As of November 14, 2005, there were 674,100 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one)                       Yes: ☐   No: ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS;  CHANGES IN THE SECURITIES MARKETS; THE ABILITY TO SATISFY THE REQUIREMENTS OF THE SARBANES-OXLEY ACT AND OTHER REGULATIONS GOVERNING INTERNAL CONTROLS; AND POTENTIAL ECOMONMIC EFFECT OF THE WAR ON TERRORISM AND THE WAR IN IRAQ.

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

INDEX

COAST BANCORP

COAST BANCORP & SUBSIDIARY

ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands)	2005	2004
ASSETS
Cash and due from banks	$8,974	$8,640
Federal funds sold	23,450	12,050
TOTAL CASH AND CASH EQUIVALENTS	32,424	20,690

Investment securities:
Securities held to maturity	—	—
Securities available for sale	10,819	12,867
TOTAL INVESTMENT SECURITIES	10,819	12,867
Loans:
Commercial	25,393	29,430
Real estate - construction	19,104	17,432
Real estate - other	78,689	66,897
Consumer	3,207	2,547
TOTAL LOANS	126,393	116,306
Net deferred loan fees	(394)	(418)
Allowance for credit losses	(1,188)	(1,168)
NET LOANS	124,811	114,720
Premises and equipment	8,332	8,728
Deferred taxes	384	360
Federal Reserve Bank and FHLB stock, at cost	916	883
Accrued interest and other assets	1,520	1,666
TOTAL ASSETS	$179,206	$159,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,190	$39,661
Money market and NOW	43,403	37,043
Savings	8,140	8,785
Time deposits of $100,000 or more	56,678	44,492
Other time deposits	15,168	14,483
TOTAL DEPOSITS	162,579	144,464
Notes payable	50	106
Junior subordinated securities	5,155	5,155
Other liabilities	408	216
TOTAL LIABILITIES	168,192	149,941

Commitments and contingencies
Stockholders’ equity
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 674,100 in 2005 and 652,700 in 2004	6,928	6,641
Additional paid-in capital	—	—
Retained earnings	4,169	3,393
Accumulated other comprehensive income - net unrealized gains (losses) on available-for-sale securities	(83)	(61)
TOTAL STOCKHOLDERS’ EQUITY	11,014	9,973
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,206	$159,914

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statements of Operations (unaudited)

(In Thousands, except for per share numbers)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$2,682	$1,940	$7,300	$5,805
Interest on taxable securities	77	41	238	132
Interest on federal funds sold	145	69	296	100
Other interest income	13	14	40	30

Total interest income	2,917	2,064	7,874	6,067

Interest expense:
Interest on money market and NOW accounts	181	81	427	196
Interest on savings deposits	22	11	55	36
Interest on time deposits	598	284	1,355	826
Interest on other borrowings	99	75	277	211

Total interest expense	900	451	2,114	1,269

Net interest income	2,017	1,613	5,760	4,798
Provision for loan losses	20	—	20	70

Net interest income after provision for loan losses	1,997	1,613	5,740	4,728

Noninterest income:
Service charges on deposit accounts and other	50	77	175	285
Gain on sale of loans and net servicing fees	(9)	90	98	621
Gain on sale of real estate	—	—	47	—
Gain on sale of fixed assets	5	—	5	—
Gain on sale of securities	—	—	—	43

Total noninterest income	46	167	325	949

Noninterest expense:
Salaries and benefits	835	790	2,502	2,339
Net occupancy expense (net of rental income)	126	113	363	276
Equipment expense	81	67	243	199
Other expense	519	405	1,489	1,408

Total noninterest expense	1,561	1,375	4,597	4,222

Income before taxes	482	405	1,468	1,455
Income taxes	234	198	692	618
Net income	$248	$207	$776	$837

Earnings per share - Basic	$0.37	$0.33	$1.16	$1.32
Earnings per share - Diluted	$0.35	$0.30	$1.09	$1.20

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statement of Changes in Stockholders’ Equity

(In Thousands, Except Number of Shares) (Unaudited)

					Accumulated
	Common Stock				Other
	Number of		Comprehensive	Retained	Comprehensive
	Shares	Amount	Income	Earnings	Income	Total
Balance at January 1, 2004	638,300	$6,407		$2,375	$31	$8,813
Exercise of stock options	14,400	234				234
Cash dividends				(97)		(97)
Comprehensive Income
Net income			$1,115	1,115		1,115
Unrealized losses onavailable-for-sale securities,net of taxes of $46,000			(66)		(66)	(66)
Less reclassification adjustmentsfor gains (losses) included in net income, net of taxes of $18,000			(26)		(26)	(26)
Total comprehensive income			$1,023

Balance at December 31, 2004	652,700	$6,641		$3,393	$(61)	$9,973
Exercise of stock options	21,400	287				287
Cash dividends						—
Comprehensive Income
Net income			776	776		776
Less reclassification adjustment for gains (losses) included in net income; net of taxes
Unrealized gain (losses) onavailable-for-sale securities,net of taxes of $15,000			(22)		(22)	(22)
Total comprehensive income			$754

Balance at September 30, 2005	674,100	$6,928		$4,169	$(83)	$11,014

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

Statements of Cash Flows (unaudited)

(In Thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$776	$837
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	373	299
Provision for loan losses	20	70
Realized gain on investment securities	—	(43)
Other items - net	280	(539)
Net cash provided by operating activities	1,449	624

Investing activities
Proceeds from sale of investment securities	—	5,094
Maturities of investment securities	2,000	2,000
Purchase of investment securities	—	(2,019)
Net change in loans	(10,114)	(8,329)
Increase in Federal Reserve Bank and FHLB Stock	(33)	(455)
Proceeds from the sale of premises and equipment	424	—
Purchase of premises and equipment	(338)	(1,749)
Net cash provided (used) by investing activities	(8,061)	(5,458)

Financing activities
Increase (decrease) in deposits	18,115	18,912
Principle payments on notes payable	(56)	(53)
Proceeds from exercise of options	287	103
Net cash provided (used) by financing actvities	18,346	18,962

Increase (decrease) in cash and cash equivalents	11,734	14,128

Cash and cash equivalents at beginning of period	20,690	14,673

Cash and cash equivalents at end of period	$32,424	$28,801

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and nine month period ended September 30, 2005 and 2004, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	Shares	Shares	Shares	Shares
Used in Basic EPS	671,790	636,687	668,179	632,138
Dilutive Effect of Outstanding Stock Options	44,354	64,654	44,354	66,853
Earnings per share - Diluted	716,144	701,341	712,533	698,991

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

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2005 and 2004 to the pro forma amounts indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Income:
As reported	$248	$207	$776	$837
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(10)	(10)	(30)	(30)
Pro Forma net income	$238	$197	$746	$807

Basic earnings per share:
As reported	$0.37	$0.33	$1.16	$1.32
Proforma	$0.35	$0.31	$1.12	$1.28

Diluted earnings per share:
As reported	$0.35	$0.30	$1.09	$1.20
Pro forma	$0.34	$0.28	$1.06	$1.15

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

Description of Business

Coast Bancorp

Coast Bancorp, headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for September 30, 2005 and comparative information for December 31, 2004 and September 30, 2004 is inclusive of the consolidated Company.

Coast National Bank

Coast National Bank was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California and in July 2004 moved to 301 S. Miller Street, Ste. 110 in Santa Maria, California.  In October 2004, a loan production office was opened in Santa Barbara, California at 15 West Carrillo St., Ste. 252.  The Bank applied for and received approval from the Comptroller of the Currency for another branch office which opened in March 2005 at 2138 Spring Street, Paso Robles, California.  The Bank also purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch sometime in the future.  In June 2005, the Bank opened a new loan production office at 7429 N. First St., Suite 104, Fresno California.

When the Bank opened for business in June 1997, it purchased the real estate and building that housed the Arroyo Grande branch office.  On October 14, 1999, the Bank purchased an adjacent lot next to the San Luis Obispo main office on Marsh Street.  A few months later on February 1, 2000, the Bank also purchased the contiguous property and building that was home to the San Luis Obispo main office at 486 Marsh Street.  Construction of a new head office building on the adjacent lot began on October 11, 2001 and was completed on November 25, 2002.  The new main office, located at 500 Marsh Street is approximately 10,700 square feet with the San Luis Obispo branch operation occupying the ground floor and the administrative offices occupying the second floor.  Half of the original main office at 486 Marsh Street now houses the Bank’s Small Business Lending Center and the Bank’s Note Department while the other half is leased to various businesses.

On March 29, 2002, the Bank purchased a vacant lot at 898 Morro Bay Boulevard in Morro Bay that was approximately one block from the existing branch with the intention of relocating the Morro Bay branch.  In October 2003 construction began on the new Morro Bay facility which was completed and occupied in August 2004.  The new branch consists of approximately 2,700 square feet with two drive-through lanes.

As of September 30, 2005, the Bank had a total of 68 employees.  A number of these employees work part-time however.  Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 61 positions.  The Bank values its employees and believes that it enjoys satisfactory working relations with them.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

As of September 30, 2005, total consolidated assets of Coast Bancorp were $179,206,000 in comparison to total assets of $159.9 million as of December 31, 2004. This represents an increase of $19.3 million, or 12.07%.  Compared to total assets of $162.0 million at September 30, 2004, the Company has increased assets by $17.2 million, or 10.6%, over the last twelve months.

For the three months ended September 30, 2005 the Bancorp reported consolidated net income of $248,000 or $0.34 diluted earnings per share compared to net income of $207,000 and $0.30 diluted earnings per share for the same period during 2004 a 19.8% increase.  For the nine months ended September 30, 2005 the Bancorp reported consolidated net income of $776,000 or $1.07 diluted earnings per share compared to consolidated net income of $837,000 or $1.20 diluted earnings per share for the same period in 2004, a 7.3% decrease.  The decrease in net income was due in part to a decrease in the sale of loans and mortgage servicing fees as well as an increase in both interest income and non-interest expense.

Net Interest Income

Interest income was $2.9 million for the quarter ended September 30, 2005, compared to $2.1 million for the quarter ended September 30, 2004, representing an increase of 41.3%.  Interest income was $7.9 million for the nine months ended September 30, 2005, compared to $6.1 million for the nine months ended September 30, 2004, an increase of 29.8%.  These increases were the result of rising interest rates and loan growth generated by the Bank’s branches.

Interest expense was $900,000 for the quarter ended September 30, 2005 compared to $451,000 for the quarter ended September 30, 2004, representing an increase of 99.6%.  Interest expense was $2,114,000 for the nine months ended September 30, 2005, compared to $1,269,000 for the nine months ended September 30, 2004, an increase of 66.6%.  These increases are a result of higher interest rates, a 27% increase in time deposits in excess of $100,000 for the nine months ending September 30, 2005 and a 17% increase in money market and NOW accounts for the nine month period ending September 30, 2005.

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the interest rate spread, or more specifically on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (the interest rate spread).   Net interest income was $2.0 million for the quarter ended September 30, 2005, compared to $1.6 million for the quarter ended September 30, 2004, representing an increase of 25%.  Net interest income was $5.8 million for the nine months ended September 30, 2005, compared to $4.8 million for the nine months ended September 30, 2004, representing an increase of 20.1%.  The increase was primarily the result of growth in interest earning assets generated by the Banks’ branches and the increase in interest rates.

The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense between reporting periods irrespective of the growth of the Company’s assets.  The net interest margin increased 0.59% to 5.11% for the quarter ended September 30, 2005 as compared to 4.52% for the quarter ended September 30, 2004.  The net interest margin, 5.09% for the nine months ending September 30, 2005 was 0.35% higher than the comparable figure, 4.74%, for the nine month period ending September 30, 2004.

The following table sets forth the components of net interest income, average earning assets and net interest margin: (in thousands)

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2005	2004	2005	2004	2004

Interest Income	$2,917	$2,064	$7,874	$6,067	$8,240
Interest Expense	900	451	2,114	1,269	1,727

Net Interest Income	$2,017	$1,613	$5,760	$4,798	$6,513

Average Earning Assets	$157,805	$142,634	$150,994	$135,080	$136,670
Net Interest Margin	5.11%	4.52%	5.09%	4.74%	4.77%

*Net interest income earned on assets divided by average earning assets

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

The Bank made a $20,000 contribution to the allowance for loan losses for the nine months ended September 30, 2005 compared to $70,000 for the same period in 2004.  Management believes that the allowance, which equals 0.9% of total loans at September 30, 2005, is adequate to cover future losses.  The allowance for loan losses at December 31, 2004 was 1.01% of net loans.

Changes in the allowance for loan losses for the three months ended and the nine months ended September 30, 2005 and 2004 are as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Allowance, Beginning of Period	$1,168	$1,177	$1,168	$1,109
Provision for Loan Losses	$20		20	70
Loans Charged Off - net of recoveries		(4)		(6)

Allowance, End of Period	$1,188	$1,173	$1,188	$1,173

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the three months ended September 30, 2005 totaled $46,000 compared to $167,000 for the same period in 2004, a 72.5% decrease.    Non-interest income for the nine months ended September 30, 2005 totaled $325,000 compared to $949,000 for the same period in 2004 representing a 65.8% decrease.  During the nine months ended September 30, 2005, the Bank elected not to sell the guaranteed portion of government guaranteed loans.  It has been the Company’s policy to sell securities due in one year if the gain will result in higher income after reinvesting the proceeds.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Noninterest expense for the three months ended September 30, 2005 totaled $1.6 million compared to $1.4 million for the same period in 2004 for an increase of 13.5%.  Non-interest expense for the nine months ended September 30, 2005 totaled $4.6 million compared to $4.2 million for the same period in 2004 for an increase of 8.9%.  This increase is primarily due to an overall rise in salary and benefit expenses and an increase in net occupancy expense due to the addition of the Paso Robles branch. The number of fulltime equivalent employees necessary to provide superior customer service was 61 in September 2005 as compared to 55 in September 30, 2004.  The continuing growth of the Bank’s governmental guaranteed lending department specializing in Small Business Administration lending programs, and the overall expansion of the Bank’s customer base also contribute to the increase.

Earnings Summary

Consolidated net income after taxes for the three months ended September 30, 2005 was $248,000 or $0.34 diluted earnings per share compared to net income of $207,000 or $0.30 diluted earnings per share for the same period during 2004.  Consolidated net income for the nine months ended September 30, 2005 was $776,000 or $1.07 diluted earnings per share compared to net income of $837,000 or $1.20 diluted earnings per share for the same period during 2004.

Income Taxes

The Company recorded a $234,000 tax provision during the three months ended September 30, 2005 compared to $198,000 during the same period in 2004.  The Company recorded a $692,000 tax provision for the nine months ended September 30, 2005 compared to $618,000 during the same period in 2004.

Financial Condition

Balance Sheet Summary

As of September 30, 2005, total consolidated assets of Coast Bancorp were $179.2 million in comparison to total assets of $159.9 million as of December 31, 2004. This represents an increase of $19.3 million, or 12.1%.  Compared to total assets of $162.0 million at September 30, 2004, the Company has increased assets by $17.2 million, or 10.6%, over the last twelve months.  These increases are the result of significant growth in money-market and NOW accounts and time deposits of $100,000 or more.

The majority of growth in deposits has been reinvested in loans.  Total loans have increased by $10.2 million, or 8.8%, from $116.2 million at September 30, 2004 to $126.4 million at September 30, 2005.  The balance of the deposit growth has been invested in short-term investment securities and in Fed Funds to fund continuing strong loan demand and to meet the ongoing liquidity needs of the Bank.

Asset Quality

As of September 30, 2005, the Company had no loans on non-accrual and no loans past due 90 days or more and still accruing.  As of September 30, 2004 and December 31, 2004, the Company had no loans on nonaccrual and no loans past due 90 days or more and still accruing.

As of September 30, 2005 and 2004 the Company has had no OREO or restructured loans.

Capital

Stockholders equity at September 30, 2005 was $11.0 million, compared to $10.0 million at December 31, 2004.  Stockholders equity increased primarily from employees exercising the vested portion of stock options in the amount of $287,000 as well as net income of $776,000.

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

Both Coast Bancorp and Coast National Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Bank and Bancorp are as follows:

			Coast	Coast
	Regulatory Standard		National Bank	National Bank
	Adequately	Well	As of	As of
	Capitalized	Capitalized	September 30, 2005	December 31, 2004
Total risk-based capital ratio	8.00%	10.00%	12.14%	12.56%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.25%	11.63%
Tier 1 leverage capital ratio	4.00%	5.00%	8.88%	8.99%

			Coast	Coast
	Regulatory Standard		Bancorp	Bancorp
	Adequately	Well	As of	As of
	Capitalized	Capitalized	September 30, 2005	December 31, 2004
Total risk-based capital ratio	8.00%	10.00%	12.72%	12.78%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.84%	10.44%
Tier 1 leverage capital ratio	4.00%	5.00%	8.15%	8.30%

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

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.  As of the nine months ended September 30, 2005, the Bank had a loan-to-deposit ratio of 77.7%.

Item 3.  Controls and Procedures

Based on their evaluation as of September 30, 2005, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Not applicable.

ITEM 2 — CHANGES IN SECURITIES

Not applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6 — EXHIBITS

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

COAST BANCORP

Date:	November 14, 2005	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board
President/Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2005	/s/ Karan Pohl
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)