Form 10KSB
period 2005-12-31
COAST BANCORP/CA
filed 2006-03-31
CIK 1141575

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ending December 31, 2005

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

(805) 541-0400
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act     ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Registrant’s revenues of fiscal year ended December 31, 2005 were $11,478,409.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 15, 2006:  $19,178,145.

Number of registrant’s shares of Common Stock outstanding as of December 31, 2005 was 674,100.

Documents incorporated by reference:     None

Transitional Small Business Disclosure Format (Check one)               Yes: ☐     No: ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS WITHIN THIS ANNUAL REPORT ON FORM 10-KSB INCLUDE FORWARD LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS;  CHANGES IN THE SECURITIES MARKETS; THE ABILITY TO SATISFY THE REQUIREMENTS OF THE SARBANES-OXLEY ACT AND OTHER REGULATIONS GOVERNING INTERNAL CONTROLS; AND THE POTENTIAL ECONOMIC EFFECT OF THE WAR ON TERRORISM AND THE WAR IN IRAQ AND AFGHANISTAN.

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

INDEX

PART I

Item 1 -	DESCRIPTION OF BUSINESS

Item 2 -	DESCRIPTION OF PROPERTIES

Item 3 -	LEGAL PROCEEDINGS

Item 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

Item 5 -	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASE OF EQUITY SECURITIES

Item 6 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7 -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A -	CONTROLS AND PROCEDURES

Item 8B -	OTHER INFORMATION

PART III

Item 9 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Item 10 -	EXECUTIVE COMPENSATION

Item 11 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

Item 13 -	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14 -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Coast National Bank

Coast National Bank (the “Bank”) was chartered June 16, 1997, (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June, 1998, at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July, 1999, at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was originally opened at 930 South Broadway Street in Santa Maria and in July 2004 moved to 301 S. Miller Street, Ste 110 in Santa Maria, California. In December 2005, the office was relocated to 411 Betteravia Rd., Ste 201, Santa Maria, California.  In October 2004, a loan production office was opened in Santa Barbara, California at 15 West Carrillo St. Ste. 252. The original lease on this facility expired and the office was closed in September 2005.   The Bank applied for and received approval from the Comptroller of the Currency for another branch office which opened March 2005 at 2138 Spring Street, Paso Robles, California.  The Bank also purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch sometime in the future.  In June 2005, the Bank opened a new loan production office at 7429 N. First St., Suite 104, Fresno, California.

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

Deposits, Liquidity and Liability Management

Deposits represent the Bank’s primary source of funds.  As of December 31, 2005, the Bank had approximately $40.6 million in non-interest bearing deposit accounts.  Also, as of that date, the Bank had approximately $45.1 million in interest bearing deposit accounts, $8.9 million in savings accounts and $74.4 million in time certificates of deposits.  Of the total time certificates of deposits, approximately $59 million were in amounts of $100,000 or more, or 79.3% of all time certificates and 34.9% of all deposits.  Most of the Bank’s deposits are obtained from individuals, professionals and small and medium sized businesses.  A material portion of the Bank’s deposits has not been obtained from a single person or a few persons.

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

Liquidity is the Bank’s ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers.  The objective in liquidity management is to maintain a balance between the sources and uses of funds.  Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits.  The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs.  For 2005, Fed Funds Sold averaged $16.6 million representing 9.6% of average assets.  In addition, the Bank maintains Federal Funds lines of $5.0 million with major correspondents, subject to customary terms for such arrangements.  The Bank has also been approved for membership in the Federal Home Loan Bank of San Francisco (FHLBSF).   At December 31, 2005, the Bank had no borrowings under its Federal Funds lines.  Also at December 31, 2005, the Bank’s internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 23.8% and within the Bank’s policy guidelines.

Lending Activities, Underwriting and Credit Administration

The lending activities of Coast National Bank are guided by the lending policies established by the Bank’s Board of Directors.  The loan policy is managed through periodic reviews and approved annually by the Board.  The Bank’s Loan Committee is made up of all members of the Bank’s Board of Directors.

The Bank considers its underwriting practices to be conservative in nature.  Each loan must meet minimum underwriting criteria established in the Bank’s loan policy.  Lending authority is granted to lending officers of the Bank on a limited basis, dependent upon individual knowledge and experience.  Loan requests exceeding individual officer approval limits are approved by the Board Loan Committee.  The Board meets weekly in order to provide timely responses to the Bank’s clients.  Concerning matters of credit administration oversight, the Board’s Loan Committee also schedules the services of an outside loan review firm on a bi-monthly basis to monitor the quality of all loans originated by the Bank’s lending officers.

No material portions of the Bank’s loans are concentrated within a single industry or group of related industries.  However, as of December 31, 2005 and December 31, 2004 respectively 75.8% and 72.5% of total loans were secured by real estate.  The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates.

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

The Bank also participates in several government-guaranteed loan programs administered by the Small Business Administration (SBA) and the US Department of Agriculture.  These programs include the 504 program, the 7-A program, the Cap-Line program, and the Express program through SBA and the Business and Industry Programs through the USDA.  The SBA’s 7-A program presently constitutes the largest volume of government guaranteed lending engaged in by the Bank and is primarily used for the financing of real estate, equipment, inventory and working capital needs of eligible businesses, generally over a seven-to-twenty five year term.  The government guarantees extended by the SBA to the Bank in conjunction with these transactions substantially reduces the Bank’s credit risk.  Based upon the Bank’s expertise in this type of lending, the SBA designated the Bank as a Preferred Lender in September 2001.  Under the SBA’s Preferred Lender program, the Bank enjoys a significant degree of delegated approval authority which in turn allows the Bank to process customer loan requests more quickly.  This Preferred Lender authority covers loan transactions originated by the Bank in the geographic areas defined by the SBA as their Fresno district (which serves the counties of Alpine, Fresno, Inyo, Kern, Kings, Madera, Mariposa, Merced, Mono, Monterey, San Benito, San Luis Obispo, Stanislaus, Tulare and Tuolumne) and the Los Angeles district (which serves Los Angeles County, Santa Barbara County and Ventura County).

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

Residential Mortgage Loans.   In 2004, the Bank entered into an agreement with Mariner Mortgage, Inc., to be a residential loan referring agent.  Under this agreement, the Bank staff refers loan to Mariner Mortgage, Inc. by faxing a referral sheet or by introducing our clients to a designated representative of Mariner Mortgage, Inc.  The loans are underwritten and processed by Mariner Mortgage, Inc.  Bank personnel are not involved in the gathering of financial data or signing of loan documents.  The Bank does not have any responsibility for the underwriting or documentation requirements.  For this service the Bank receives a referral fee equivalent to 50 basis points for the dollar amount funded on all loans.  The income generated from this referral program has declined with the decline in the residential mortgage refinance boom.  Income generated by this referral program for 2005 and 2004 and was $76,000 and $108,000 respectively.

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

Employees

As of December 31, 2005, we employed 58 full-time equivalent employees.  Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours.  The Bank values its employees.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.  We believe that we enjoy satisfactory working relations with our employees.

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

The banking business in California generally, and in the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with offices operating over a wide geographic area.  Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Such banks offer certain services such as international banking and trust services which are not offered directly by the Bank, but which the Bank has offered indirectly through correspondent institutions when its customers sought these services.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.  (Legal lending limits to an individual customer are limited to a percentage of a bank’s total capital accounts plus reserves for loan losses.)  As of December 31, 2005, the Bank’s loan limits to individual customers were $2,567,448 for unsecured loans, and $4,279,080 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank may, in the future, make such loans on a participation basis with its correspondent banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

Trust Preferred Securities

On September 26, 2002, the Bancorp completed its offering of trust preferred securities (“TPS”) in the amount of $5.2 million.  Under current Federal Reserve guidelines, TPS qualify as regulatory capital for the Bancorp.  More specifically, under current Federal Reserve guidelines, TPS qualify as Tier 1 Capital up to 25% of the Bancorp’s total Tier 1 Capital, with the remainder qualifying as Tier 2 Capital.  The Bancorp is reflecting the trust preferred securities as junior subordinated debt securities on its consolidated balance sheet.

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

The $5.2 million in trust preferred securities have a floating rate of interest, which is reset quarterly, equal to the 3-month LIBOR plus 3.40%.  As of December 31, 2005, the floating rate of interest was 7.92%.  The floating rate, however, may not exceed 11.95% for the first five years.

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

As of December 31, 2005, Coast Bancorp has down-streamed a total of $3.6 million to the Bank in the form of Tier 1 capital where it will finance future deposit and asset growth.

Other Information

The Bank holds no material patents, trademarks, licenses, franchises or concessions.  No expenditures have been made by the Bank, during the last two fiscal years, on material research activities relating to the development of services or the improvement of existing services.

Although there can be no assurance, based upon present business activities, management believes that compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Bank.

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

Servicing and Related Assets

Management estimates the value of servicing and related assets primarily by projecting the amount and term of cash flows and then applying a market discount factor.

Gain on Sale of Loans

Management estimates the valuation of servicing assets as well as the retained portion of SBA loans sold to arrive at the reported gain on loan sales.

Stock Options

Management estimates the fair market value of stock options and warrants granted during the year using the Black-Scholes option pricing model and assumptions for risk free rates, average option life, expected stock price volatility and expected dividends.

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

The Bank Holding Company Act requires Coast Bancorp to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, Coast Bancorp would own or control, directly or indirectly, more than 5% of the voting shares of such bank.  The Bank Holding Company Act has expanded the circumstances under which a bank holding company may acquire control of or all or substantially all of the assets of a bank located outside the State of California.

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

Coast Bancorp and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or provision of services.  For example, with certain exceptions the Bank may not condition an extension of credit on a customer obtaining other services provided by it, Coast Bancorp or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor.  In addition, federal law imposes certain restrictions on transactions between Coast National Bank and its affiliates.  As affiliates, Coast National Bank and Coast Bancorp are subject with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by Coast National Bank to any affiliate.

The Bank

The Bank is regulated and supervised by the Office of the Comptroller of the Currency (the “Comptroller”) and subject to periodic examination by the Comptroller.  Deposits of the Bank’s customers are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum limit of $100,000, and, as an insured bank, the Bank is subject to certain regulations of the FDIC.  As a national bank, the Bank is a member of the Federal Reserve System and is also subject to the regulations of the Federal Reserve Board (the “FRB”).

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

Payment of Dividends

Coast Bancorp

The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code.  At December 31, 2005, Coast Bancorp had no outstanding shares of preferred stock.

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

See also the section that follows titled “Part II – Item 5: Market for Common Equity and Related Stockholder Matters – Dividends”.

The principal sources of cash revenue to Coast Bancorp are dividends and management fees received from Coast National Bank.  The Bank’s ability to make dividend payments to Coast Bancorp is subject to federal regulatory restrictions.

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

Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank shall be maintained at levels which are higher than the minimum levels required by the guidelines.  A national bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller, through the issuance of a capital directive to ensure the maintenance of required capital levels.  In addition, the Bank is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses.  For the regulatory capital guidelines as well as the actual capitalization for the Bank and the company on a consolidated basis as of December 31, 2005 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.”

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

As directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Company’s disclosure controls; they have made certain disclosures to Bancorp’s auditors and the audit committee of the Board of Directors about the Company’s disclosure controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s diclosure controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Under the USA PATRIOT Act, financial institutions were given 180 days from enactment to establish anti-money laundering programs.  The USA PATRIOT Act sets forth minimum standards for these programs, including:

*      The development of internal policies, procedures, and controls;

*      The designation of a compliance officer;

*      An ongoing employee training program; and

*      An independent audit function to test the programs.

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

The California Financial Information Privacy Act (the “CFIPA”), which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The Act allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information.  These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act, and requires the Bank to adopt new policies, procedures and disclosure documentation if implemented as enacted.  As the portion of CFIPA dealing with affiliates is currently subject to litigation, the cost of complying with this legislation is not predictable at this time.

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

Impact of Government Monetary Policy

The earnings of the Bancorp and the Bank are and will be affected by the policies of regulatory authorities, including the Federal Reserve.  An important function of the Federal Reserve is to regulate the national supply of bank credit.  Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and changes in the discount rate which banks pay on advances from the Federal Reserve System.  These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates on loans or interest rates paid for deposits.  The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effect, if any, of such policies upon the future business earnings of the Bancorp and theBank cannot be predicted.

Additional Factors That May Affect Future Results of Operations

Dependence on Real Estate.     A significant portion of the loan portfolio of the Bank is dependent on real estate.  At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 75.8% percent of the Bank’s loan portfolio.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Bancorp’s financial condition and results of operations in general and the market value of the Bancorp’s common stock.  Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Bancorp’s financial condition.

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

Breach of Information Security.   Despite instituted safeguards, Bancorp and the Bank cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures.  Bancorp and the Bank rely on the services of a variety of vendors to meet its data processing and communication needs.  If information security is breached or other technological difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and Bancorp and the Bank could be exposed to claims from customers.  Any of these results could have a materially adverse effect on Bancorp’s and the Bank’s business, financial condition, results of operations or liquidity.

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

Item 2.       Description of Properties

Construction of the new San Luis Obispo head office was completed on November 25, 2002, and occupancy began on that date.  In the new building, the branch operation is located on the first floor and the administrative offices are located on the second floor.  The new head office address is 500 Marsh Street, San Luis Obispo, California, and is across the parking lot from the previous San Luis Obispo branch office at 486 Marsh Street.  The previous San Luis Obispo branch office is now home to the Bank’s Government Guaranteed Lending Center and the Bank’s Note Department.  Additional surplus office space in the building at 486 Marsh Street is currently being leased by the Bank to unrelated third party tenants.  Leased office space that previously housed the Bank’s administrative offices at 553 B Higuera Street in San Luis Obispo has been vacated.  The lease on this space expired in February 2003.  The Bank did not renew this lease.  Office space that previously housed the Bank’s Government Guaranteed Lending Center at 545 Higuera Street in San Luis Obispo is being leased to unrelated third party tenants.  It is the intention of the Bank to hold this property for future development and expansion.  The San Luis Obispo real estate identified as 500 Marsh Street, 486 Marsh Street and 545 Higuera Street is owned by the Bank.

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

In July 2002, the Bank entered into a lease to establish a loan production office at 930 South Broadway in Santa Maria, California.  The original lease on this facility expired and the office was moved in October 2004 to 301 S. Miller St., Santa Maria, California.  In December 2005, the office was relocated to 411 Betteravia Rd., Ste 201, Santa Maria, California.  The loan production office was opened to enhance the Bank’s government guaranteed lending opportunities in northern Santa Barbara County.

The Bank entered into a lease to establish a loan production office at 15 West Carrillo Street, Ste. 252, Santa Barbara, California.  This office was opened to expand the Bank’s government guaranteed lending opportunities in Santa Barbara County’s southern area. The original lease on this facility expired and the office was closed in September 2005.

In June 2005, the Bank opened a new loan production office at 7429 N. First St., Suite 104, Fresno, California.  The loan production office was opened to enhance the Bank’s government guaranteed lending opportunities in the Fresno area.

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

Item 4.       Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

(a)   As of December 31, 2005, the equity of the Bancorp consisted of Preferred Stock 10,000,000 shares authorized, none outstanding and 10,000,000 shares authorized with 674,100 shares of the Bancorp’s Common Stock (having no par value) outstanding.  The stock is not listed on any exchange, but is traded over the counter under the symbol CTBP.OB.  The following high and low bid information as reported and may not represent actual transactions.

	High	Low		High	Low
First Quarter, 2005	$26.80	$27.50	First Quarter, 2004	$26.80	$23.00
Second Quarter, 2005	$28.50	$26.30	Second Quarter, 2004	$28.75	$25.50
Third Quarter, 2005	$28.50	$26.50	Third Quarter, 2004	$26.50	$25.75
Fourth Quarter, 2005	$30.35	$28.50	Fourth Quarter, 2004	$28.00	$26.35

As of December 31, 2005, there were approximately 379 shareholders of record.

The Bancorp declared and paid a cash dividend on December 12, 2005, of $0.175 per share on its Common Stock, to shareholders of record as of the close of business on December 22, 2005.  The dividend paid on its Common Stock on December 3, 2004 to its stockholders of record on November 1, 2004, was $0.15 per share.

The following chart provides information as of December 31, 2005, concerning the Bancorp’s Stock Option Plans, which represent the Bancorp’s only equity compensation plans:

Plan Categories: Employee and Director Stock Option Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights [a]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [b]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column [a] [c]
Equity Compensation
Plans Approved
by Security Holders	117,100	$17.46	21,300
Equity Compensation
Plans Not Approved
by Security Holders	0	0	0
Total	117,100	$17.46	21,300

(b)                     None

(c)                      None

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

Item 6.       Management Discussion & Analysis of Financial Condition and Results of Operations

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 2005, together with an assessment, when considered appropriate, of external factors that may affect us in the future.  This discussion should be read in conjunction with our consolidated financial statements and notes.

OVERVIEW

Earnings Summary

Consolidated net income in 2005 was $1,097,866 a decrease of $17,163 or 1.5%, compared to $1,115,029 in 2004.  Diluted earnings per share in 2005 were $1.56, compared to $1.58 in 2004.  The decrease in earnings in 2005 was due primarily a decrease in the sales of the guaranteed portions of government loans.

Balance Sheet Summary

Total assets at December 31, 2005 were $185.7 million, a $25.8 million or 16.1% increase from $159.9 million at December 31, 2004.  Average assets for 2005 were $173 million, compared to $154.2 million for 2004.  Total deposits increased $24.5 million or 17% to $168.9 million at December 31, 2005.  Gross loans increased $17.4 million or 15%, to $133.7 million at December 31, 2005.  Stockholder’s equity increased $1.3 million or 13.1%, to $11.2 million at December 31, 2005.

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

(dollar amounts in thousands).

	For the Year Ended December 31,
	2005			2004
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$11,932	$307	2.57%	$8,780	$190	2.16%
Federal Funds Sold	16,610	561	3.38%	12,871	186	1.45%
Other Earning Assets	905	54	5.97%	761	40	5.26%
Loans	125,126	9,981	7.98%	114,258	7,824	6.85%

Total Interest-Earning Assets	154,573	10,903	7.05%	136,670	8,240	6.03%

Cash and Due from Bank	9,460			9,233
Premises and Equipment	8,427			7,884
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,676			1,651
Allowance For Loan Losses	(1,173)			(1,158)

Total Assets	$172,963			$154,280

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$39,450	$681	1.73%	$36,671	$285	0.78%
Savings	8,496	79	0.93%	7,458	48	0.64%
Time Deposits under $100,000	14,506	361	2.49%	17,007	283	1.66%
Time Deposits of $100,000 or More	54,145	1,667	3.08%	41,422	820	1.98%
Trust Preferred Securities	5,155	380	7.37%	5,155	286	5.55%
Other	77	3	3.90%	123	5	4.07%

Total Interest-Bearing Liabilities	121,829	3,171	2.60%	107,836	1,727	1.60%

Non-Interest Bearing Liabilities
Demand Deposits	40,120			36,780
Other Liabilities	406			271
Shareholders’ Equity	10,608			9,393

Total Liabilities and Shareholders’ Equity	$172,963			$154,280

Net Interest Income		$7,732			$6,513

Net Yield on Interest-Earning Assets			5.00%			4.77%

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

	Year Ended December 31, 2005 versus Year Ended December 31, 2004
	Increase (Decrease) due to change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$76	$41	$117
Federal Funds Sold	67	308	375
Other Earning Assets	9	5	14
Loans	789	1,368	2,157
Total Interest Income	941	1,722	2,663

Interest-Bearing Liabilities
Transaction Accounts	25	371	396
Savings	8	23	31
Time Deposits	(47)	125	78
Time Deposits $100,000 or more	302	545	847
Trust Preferred	—	94	94
Other	(2)	—	(2)
Total Interest Expense	286	1,158	1,444

Net Interest Income	$655	$564	$1,219

2005 Compared to 2004

Net interest income for 2005 was $7.7 million, an increase of 18.7% compared to the $6.5 million reported in 2004.  This increase was primarily due to the 15% increase in loans.  The net yield on average earning assets also increased from 4.77% in 2004 to 5.00% in 2005.

Interest income in 2005 was $10.9 million, representing an increase of $2.7 million or 32.3% over the $8.2 million recorded in 2004.   The increase in interest income was primarily due to the average increase in loan balances.  The Bank was able to increase loans significantly while maintaining quality.  The increase in the prime rate to 7.25% somewhat curtailed interest in refinancing activities but businesses continued to upgrade systems and facilities.

The ratio of interest and fees earned on loans as a percentage of total interest income decreased from 94.95% in 2004 to 91.54% in 2005.  This decrease is a result of a larger proportion of total interest income being derived from the interest received on federal funds sold from 2.26% of interest and fees in 2004 to 5.15% in 2005.  The average rate on Federal Funds sold increased from 2.24% in January to 4.09% in December of 2005.  The portion of loan fees included in the interest income and loan category was $ 798,466 in 2005 as compared to $529,754 in 2004.

Interest expense increased in 2005 due in large part to interest paid on time deposits of $100,000 or more, resulting in a net increase of the average rate paid of 1.1 basis points from 1.98% in 2004 to 3.08% in 2005.

Non-interest Income

The Bank receives non-interest income primarily from service charges and fees on accounts, as well as from the sale of government guaranteed loans and realized gains on the sale of investment securities.  In 2005, non-interest income was $574,908, a decrease of $892,812 or 60.8% compared to the 2004 amount of $1,467,720.

The decrease in non-interest income was substantially due to a lack of gains from the sale of loans.  Gain on the sale of loans and servicing fees totaled $193,699 in 2005, down 81.1% compared to 2004.

The mortgage loan program, through the Mariner Mortgage, Inc., enabled the Bank to facilitate long term mortgage loans for our customers.  The Bank submitted the applications to Mariner Mortgage, Inc, by whom the loans were underwritten and processed.  The Bank had no responsibility for underwriting or documentation.  For these services the Bank was paid a fee.   Our participation in this program began in 2004 and continues to 2005.  The income generated from this referral program has declined with the decline in the residential refinance mortgage boom. Income realized from mortgage loans in 2005 was $75,927 compared to $107,555 in 2004, a $31,628, or 29%, decrease.

Regarding the realized gains on the sale of loans, the most common reason for the Bank to sell the guaranteed portion of a loan is to also meet the liquidity needs of the Bank and to maintain the Bank’s loan-to-deposit ratio within acceptable ranges.  The Bank also enjoys the opportunity to supplement, at its discretion, fee income from the sale of the government-guaranteed portions of certain loans.  In 2001 the Bank developed a government guaranteed lending center to originate loans that are partially guaranteed by the U.S. Small Business Administration or the U.S. Department of Agriculture.  While the volume of lending in this department has decreased, the Bank has still realized gains from these loans when the guaranteed portions have been sold.  While we hope this non-interest income opportunity continues into the future, there is no assurance that the level of loan sales and the subsequent realization of fee income enjoyed by the Bank in the past will continue at prior levels.

Non-interest Expense

Non-interest expense reflects our costs of products and services related to systems, facilities and personnel.  The major components of non-interest expense stated as a percentage of average assets are as follows:

	2005	2004
Salaries and Employee Benefits	2.05%	2.18%
Occupancy Expenses	0.28%	0.26%
Furniture and Equipment	0.19%	0.18%
Data Processing	0.21%	0.25%
Marketing and Business Promotion	0.36%	0.27%
Other Professional Expenses	0.14%	0.21%
Office Expenses	0.13%	0.14%
Other	0.32%	0.36%
	3.67%	3.85%

Non-interest expense was $6.4 million in 2005, an increase of $.5 million or 8.5% over the $5.9 million reported in 2004.  The majority of this increase is attributable to an increase in marketing and promotion as well as increased salaries and employee benefits. The Bank has 58 full time equivalent employees, the same amount as in 2004.  The Bank has been fortunate in retaining long term managerial employees.  Salaries for 2005 and 2004 respectively were $3,539,906 and $3,366,193.

Income Taxes

Income tax expense was $838,874 and $861,632 for the years ended December 31, 2005, and 2004 respectively, a decrease of $22,758 or 2.6%.  These expenses resulted in an effective tax of 43.3% in 2005, and 43.6% in 2004.  The decrease in income tax expense in 2005 was due to slight decrease of net income in 2005 over 2004.

BALANCE SHEET ANALYSIS

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2005 (dollar amounts in thousands):

	December 31,
	2005			2004
	Book Value	Market Value	Weighted Average Yield	Book Value	Market Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$—	$—	0.00%	$998,453	$993,780
One to Five Years	—	—	0.00%	—	—
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury Securities	—	—	0.00%	998,453	993,780

U.S. Government and Agency Securities
Within One Year	4,991,864	4,920,290	2.49%	3,959,979	3,931,168
One to Five Years	3,015,158	2,951,880	3.25%	8,011,247	7,941,645
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury and Government Agency Securities	8,007,022	7,872,170	2.87%	11,971,226	11,872,813
Mutual Funds	—	—		—	—
Mortgage Backed Securities	—	—		—	—
Total Available-for-Sale Securities	$8,007,022	$7,872,170	2.87%	$12,969,679	$12,866,593

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes.  At December 31, 2005, the carrying values of securities pledged to secure public deposits and other purposes were $984,380 or 12.6% of available for sale securities.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	December
	2005	2004
Loans
Commercial	$29,491	$29,430
Real Estate - Construction	25,213	17,432
Real Estate - Other	76,092	66,897
Consumer	2,866	2,547
Other	29	—
Total Loans	133,691	116,306
Net Deferred Loan Costs (Fees)	(460)	(418)
Allowance for Loan Losses	(1,183)	(1,168)
Net Loans	$132,048	$114,720

Commitments
Standby Letters of Credit	$2,589	$1,674
Undisbursed Loans and Commitments to Grant Loans	57,356	35,112
Total Commitments	$59,945	$36,786

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

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio in the amount of $20,143.  (dollar amounts in thousands):

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total

Loans

Commercial	$450	$186	$542	$788	$1,966
Real Estate - Construction	3,443	341	—	—	3,784
Real Estate - Other	1,846	4,430	2,584	4,050	12,910
Consumer	334	43	519	578	1,474
Other	—	—	9	—	9
Total Loans	$6,073	$5,000	$3,654	$5,416	20,143

Loans on Non-Accrual					—
Total Fixed Rate Loans, including Loans Held for Sale					$20,143

The following table shows the maturity distribution of the variable rate portion of the loan portfolio at December 31, 2005 (dollar amounts in thousands):

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total

Loans

Commercial	$26,570	$27	$325	$588	$27,510
Real Estate - Construction	21,429	—	—	—	21,429
Real Estate - Other	39,228	5,401	5,360	13,193	63,182
Consumer	1,377	15	—	—	1,392
Other	20	—	—	—	20
Total Loans	$88,624	$5,443	$5,685	$13,781	113,533

Loans on Non-Accrual					15
Total Variable Rate Loans, including Loans Held for Sale					$113,548

Non-performing Assets

The following table provides information with respect to the components of our non-performing assets at the dates indicated (dollar amounts in thousands):

	For the Year Ended
	2005	2004
Loans 90 Days Past Due and Still Accruing	$—	$—
Non-Accrual Loans	15	—
Total Non-performing Loans	$15	$—

Other Real Estate Owned	$—	$—
Total Non-performing Assets	$15	$—

Interest Foregone on Non-accrual Loans	$—	$—
Interest Earned on Non-accrual Loans	$1	$—
Non-performing Loans as a Percentage of Total Loans	0.01%	n/a
Allowance for Loan Loss as a Percentage of Non-performing Loans	7886.67%	n/a

As of December 31, 2005, the Bank had no loans which are “troubled debt restructurings” as defined in the statement of Financial Accounting Standards No. 15 (“SFAS 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

At December 31, 2005, in addition to loans disclosed above as past due, non-accrual or restructured, management also identified several loans totaling $343,253, where the ability to comply with present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on non-accrual status at December 31, 2005.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.  Estimated potential losses from these problem loans have been provided for in determining the allowance for loan losses at December 31, 2005.

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

Provision and Allowance for Loan Losses

As previously discussed under Critical Accounting Policies, the Allowance for Loan Losses represents management’s best estimate of losses inherent in the existing loan portfolio.  Management of the Bank believes that the allowance for loan losses is adequate.  The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner.  The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses.  This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio.  Classified loans are reviewed individually to estimate the amount of probable losses that need to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The Bank made a contribution of $20,000 to the allowance for loan losses for the twelve months ended December 31, 2005, compared to $70,000 for the same period in 2004.  Management believes that the allowance, which equals .885% of gross loans at December 31, 2005, is adequate to cover future losses.  The allowance at December 31, 2004, was 1.00% of total loans.

The provision for loan losses charged against operations is based upon the actual net loan loss expensed plus an amount for other such factors which, in management’s judgment, deserve recognition in estimating possible loan losses, including: specific loan conditions as determined by management and regulatory agencies, the historical relationship between charge-offs and the level of allowances, and prevailing economic conditions.  While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management’s view that the $1,182,766 allowance, or ..88% of total loans at December 31, 2005, was adequate.  However, there can be no assurance that in any given period the Bank might not sustain charge-offs, which are substantial in relation to the size of the allowance.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all anticipated loan charge-offs.  Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses: however, actual loan losses may vary from current estimates.

The following table summarizes, for the years indicated, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

	For the Year Ended December 31,
	2005	2004
Outstanding Gross Loans
Average for the Year	$126,087	$114,258
End of the Year	$133,691	$116,306

Allowance for Loan Losses:
Balance at Beginning of Year	$1,168	$1,109
Actual Charge-Offs:
Commercial	—	4
Consumer	5	15
Real Estate	—	—
Total Charge-Offs	5	19

Less Recoveries:
Commercial	—	7
Consumer	—	1
Real Estate	—	—
Total Recoveries	—	8

Net Loans Charged-Off	5	11
Provision for Loan Losses	20	70
Balance at End of Year	$1,183	$1,168

Ratios:
Net Loans Charged-Off to Average Loans	0.00%	0.01%
Allowance for Loan Losses to Total Loans	0.88%	1.00%
Net Loans Charged-Off to Beginning Allowance for Loan Losses	0.43%	0.99%
Net Loans Charged-Off to Provision for Loan Losses	25.00%	15.71%
Allowance for Loan Losses to Non-performing Loans	n/a	n/a

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31, 2005			December 31, 2004
	Amount	ALL as a percentage of Total ALL	Percentage of Loan Category to Total Loans	Amount	ALL as a percentage of Total ALL	Percentage of Loan Category to Total Loans
Commercial	$464	39.22%	22%	$574	49.14%	25%
Construction	126	10.65%	19%	78	6.68%	15%
Real Estate	420	35.50%	57%	329	28.17%	58%
Consumer	7	0.59%	2%	8	0.68%	2%
Unallocated	166	14.03%	—	179	15.33%	—
	$1,183	100.00%	100%	$1,168	100.00%	100%

Funding

Deposits are our primary source of funds.  At December 31, 2005, we had a deposit mix of 49.29% in time and savings deposits, 26.69% in money market and NOW deposits, and 24.02% in non-interest-bearing demand deposits.  Our net interest income is enhanced by our percentage of non-interest-bearing deposits.

The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

	December 31, 2005		December 31, 2004
	Average Balance	Average Rate	Average Balance	Average Rate
Money Market and NOW Accounts	$39,450	1.73%	$36,671	0.78%
Savings Deposits	8,496	0.93%	7,458	0.64%
TCD less than $100,000	14,506	2.49%	17,007	1.66%
TCD $100,000 or more	54,145	3.08%	41,422	1.98%
Total Interest-Bearing Deposits	116,597	2.39%	102,558	1.37%

Non-Interest-Bearing Demand Deposits	40,120	n/a	36,780	n/a
Total Average Deposits	$156,717	1.78%	$139,338	1.03%

The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2005, were as follows (dollar amounts in thousands):

Three months or less	$21,224
Over three months to six moths	13,748
Over six months to one year	21,241
Over one year to three years	2,471
$58,984

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

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, (dollar amounts in thousands):

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total

Interest-Earning Assets:
Interest Bearing Deposits	$—	$—	$—	$—	$—
Federal Funds Sold	24,900	—	—	—	24,900
Investment Securities and FRB Stock	—	5,781	3,014	—	8,795
Gross Loans	119,598	5,006	4,869	4,218	133,691
	$144,498	$10,787	$7,883	$4,218	$167,386

Interest-Bearing Liabilities:
Money Market and NOW Deposits	$45,092	$—	$—	$—	$45,092
Savings	8,856	—	—	—	8,856
Time Deposits	27,376	44,451	2,589	—	74,416
	$81,324	$44,451	$2,589	$—	$128,364

Interest Rate Sensitivity Gap	$63,174	$(33,664)	$5,294	$4,218	$39,022
Cumulative Interest Rate Sensitivity Gap	$63,174	$29,510	$34,804	$39,022	$39,022

Ratios Based on Total Assets:
Interst Rate Sensitivity Gap	36.52%	-19.46%	3.06%	2.44%	22.56%
Cumulative Interest Rate Sensitivity Gap	36.52%	17.06%	20.12%	22.56%

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

It should also be noted that during 2002, the Bank began to institute interest rate floors on certain variable rate loans.  Once the interest rates on these variable rate loans reach the floor rate, they temporarily take on the attributes of a fixed rate loan.  This action helps the Bank increase its net interest margin in a declining rate environment as the rates of our interest-bearing liabilities fall.  However, when interest rates rise, the interest rates on our interest-bearing liabilities will also begin to rise while the interest rates on those variable rate loans with floors will remain at the floor rate.  This may cause the Bank’s net interest margins to temporarily shrink until the rates on those loans with interest rate floors rise above their floor rates.

Finally, the Bank feels that it faces no material liquidity impact from the undisbursed loans in the loan portfolio.

Return on Equity and Assets

The following table sets forth several key operating ratios for 2005 and 2004:

	For the Year Ended December 31,
	2005	2004
Return on Average Assets	0.63%	0.72%
Return on Average Equity	10.35%	11.87%
Dividend Payout Ratio	10.67%	8.67%
Average Stockholder’s Equity to Average Total Assets	6.13%	6.09%

Capital Resources

Shareholders’ equity at December 31, 2005 was $11.2 million, an increase of $1.3 million or 13.1% over $9.9 million at December 31, 2004.  Average shareholders’ equity for 2005 was $10.6 million, compared to $9.4 million in 2004.  Shareholders’ equity increased primarily from net income of $1,097,866 in 2005.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets.  These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items.  Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 Capital, Total Capital and Leverage ratios.  At December 31, 2005, the Bank’s capital exceeded the Tier 1 Capital, Total Capital and Leverage ratio’s minimum regulatory requirements.  The Bank was considered to be well-capitalized at December 31, 2005, as defined in the regulations issued by the OCC.  The Bank’s risk-based capital ratios, shown below as of December 31, 2005, have been computed in accordance with regulatory accounting policies.  The Bancorp is also subject to capital requirements that are within well-capitalized ranges as defined by the Federal Reserve Bank.

	Requirement		Actual
	Adequately Capitalized	Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	11.52%	11.73%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.70%	10.04%
Tier 1 leverage capital ratio	4.00%	5.00%	8.75%	8.61%

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

VALUE THE DIFFERENCE
Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

Board of Directors and Stockholders of

Coast Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Coast Bancorp and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coast Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California

January 18, 2006

25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PALO ALTO  •  PLEASANTON  •  RANCHO CUCAMONGA

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$9,769,801	$8,639,823
Federal funds sold	24,900,000	12,050,000
TOTAL CASH AND CASH EQUIVALENTS	34,669,801	20,689,823

Investment securities available for sale	7,872,170	12,866,593

Loans:
Commercial	29,490,713	29,429,545
Real estate - construction	25,212,724	17,432,127
Real estate - other	76,092,314	66,896,995
Consumer	2,866,350	2,547,526
Other	29,199	—
TOTAL LOANS	133,691,300	116,306,193
Net deferred loan fees	(460,506)	(417,530)
Allowance for credit losses	(1,182,766)	(1,168,423)
NET LOANS	132,048,028	114,720,240
Premises and equipment	8,314,102	8,728,512
Deferred taxes	329,000	360,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	922,850	883,450
Accrued interest and other assets	1,568,151	1,665,851
TOTAL ASSETS	$185,724,102	$159,914,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$40,583,198	$39,660,938
Money market and NOW	45,092,195	37,043,006
Savings	8,855,855	8,785,046
Time deposits of $100,000 or more	58,983,932	44,491,705
Other time deposits	15,434,000	14,483,606
TOTAL DEPOSITS	168,949,180	144,464,301
Notes payable	44,659	105,725
Junior subordinated debt securities	5,155,000	5,155,000
Other liabilities	332,212	216,521
TOTAL LIABILITIES	174,481,051	149,941,547
Commitments and contingencies - Notes # 4 and #12	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding:674,100 in 2005 and 652,700 in 2004	6,950,072	6,641,100
Retained earnings	4,372,542	3,392,643
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities, net of taxes of $55,289 in 2005 and $42,265 in 2004	(79,563)	(60,821)
TOTAL STOCKHOLDERS’ EQUITY	11,243,051	9,972,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,724,102	$159,914,469

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005 and 2004

	2005	2004
INTEREST INCOME
Interest and fees on loans	$9,981,156	$7,823,425
Interest on investment securities	306,861	190,341
Interest on federal funds sold	561,485	185,668
Other interest income	53,999	40,121
TOTAL INTEREST INCOME	10,903,501	8,239,555
INTEREST EXPENSE
Interest on money market and NOW accounts	681,367	284,705
Interest on savings deposits	78,902	48,228
Interest on time deposits	2,027,805	1,102,975
Interest on junior subordinated debt securities	380,392	285,669
Interest on other borrowings	2,826	5,222
TOTAL INTEREST EXPENSE	3,171,292	1,726,799
NET INTEREST INCOME	7,732,209	6,512,756
Provision for credit losses	20,000	70,000
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	7,712,209	6,442,756
NONINTEREST INCOME
Service charges on deposits accounts and other noninterest income	252,266	291,144
Gain on sale of loans and servicing fees	193,699	1,025,657
Mortgage packaging fees	75,927	107,555
Gain on sale of premises and equipment	53,016	—
Gain on sale of securities	—	43,364
TOTAL NONINTEREST INCOME	574,908	1,467,720
NONINTEREST EXPENSE
Salaries and benefits	3,539,906	3,366,193
Net occupancy expenses	488,667	401,319
Equipment expenses	324,389	273,204
Data processing	370,235	386,531
Director fees and expenses	121,586	114,531
Insurance	63,461	60,130
Marketing and business promotion	614,705	411,845
Other professional expenses	233,870	321,353
Office expenses	225,450	219,116
Regulatory assessments	79,550	73,617
Other expenses	288,558	305,976
TOTAL NONINTEREST EXPENSE	6,350,377	5,933,815
INCOME BEFORE INCOME TAXES	1,936,740	1,976,661
Income taxes	838,874	861,632
NET INCOME	$1,097,866	$1,115,029
Per Share Data
Net income - basic	$1.64	$1.73
Net income - diluted	$1.56	$1.58

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

	Shares Outstanding	Common Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2004	638,300	$6,407,275		$2,374,769	$30,488	$8,812,532

Exercise of stock options the realization of tax benefits of $58,000	14,400	233,825				233,825
Cash dividends				(97,155)		(97,155)
Comprehensive income:
Net income			$1,115,029	1,115,029		1,115,029
Unrealized losses on available-for-sale securities, net of taxes of $45,672			(65,724)		(65,724)	(65,724)
Less reclassification adjustments for gains included in net income, net of taxes of $17,779			(25,585)		(25,585)	(25,585)
Total comprehensive income			$1,023,720

Balance, December 31, 2004	652,700	6,641,100		3,392,643	(60,821)	9,972,922

Exercise of stock options including the realization of tax benefits of $22,417	21,400	308,972				308,972
Cash dividends				(117,967)		(117,967)
Comprehensive income:
Net income			1,097,866	1,097,866		1,097,866
Unrealized losses on available-for-sale securities, net of taxes of $13,024			(18,742)		(18,742)	(18,742)
Total comprehensive income			$3,126,564

Balance, December 31, 2005	674,100	$6,950,072		$4,372,542	$(79,563)	$11,243,051

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES
Net income	$1,097,866	$1,115,029
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	502,221	408,651
Provision for credit losses	20,000	70,000
Realized gains in available-for-sale securities	—	(43,364)
Gain on sale of loans	(146,353)	(865,282)
Gain on sale of premises and equipment	(53,016)	—
Other, net	451,053	117,942
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,871,771	802,976
INVESTING ACTIVITIES
Net increase in loans	(18,894,159)	(17,445,684)
Proceeds from loans sold	1,649,748	9,564,946
Purchase of available-for-sale securities	—	(8,017,175)
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(39,400)	(454,600)
Proceeds from sale of available-for-sale securities	—	5,094,101
Proceeds from maturities of available-for-sale securities	4,950,000	2,000,000
Proceeds from the sale of premises and equipment	404,161	—
Purchase of premises and equipment	(426,299)	(2,046,155)
NET CASH USED IN INVESTING ACTIVITIES	(12,355,949)	(11,304,567)
FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	8,914,013	8,083,851
Net increase in time deposits	15,442,621	8,357,052
Principal payments on notes payable	(61,066)	(58,662)
Payments for dividends	(117,967)	(97,155)
Proceeds from exercise of stock options	286,555	233,825
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,464,156	16,518,911

INCREASE IN CASH AND CASH EQUIVALENTS	13,979,978	6,017,320
Cash and cash equivalents at beginning of period	20,689,823	14,672,503
Cash and cash equivalents at end of period	$34,669,801	$20,689,823

Supplemental disclosure of cash flow information
Interest paid	$3,094,515	$1,723,216
Income taxes paid	$695,000	$902,710

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Coast Bancorp and its wholly owned subsidiary, Coast National Bank (“Bank”), collectively referred to herein as the “Company.”  All significant intercompany transactions have been eliminated.

Nature of Operations

Coast Bancorp operates Coast National Bank.  The Bank has been organized as a single operating segment and operates five branches in San Luis Obispo, Arroyo Grande, Morro Bay, Los Osos, and Paso Robles, California and two loan production offices in Santa Maria and Fresno, California.  The Bank’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank complied with the reserve requirements as of December 31, 2005.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

For impairment recognized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported.

The Company has adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

To calculate the gain (loss) on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion.  The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.  That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized.  The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

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

Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Advertising Costs

The Company expenses the costs of advertising in the period incurred.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carry forwards depends on having sufficient taxable income of an appropriate character within the carry forward periods.

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

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components.  Changes in unrealized gains (losses) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit, as described in Note #12.  Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Earnings Per Share (EPS)

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

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced for 2005 and 2004 to the pro forma amounts indicated below:

	2005	2004
Net income:
As reported	$1,097,866	$1,115,029
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(36,247)	(68,335)
Pro forma net income	$1,061,619	$1,046,694

Basic earnings per share:
As reported	$1.64	$1.73
Pro forma	1.59	1.63

Diluted earnings per share:
As reported	$1.56	$1.58
Pro forma	1.55	1.53

Current Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (“FASB”) revised SFAS 123 and issued it under its new name, “Share-Based Payment.”  This statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting discussed in the previous paragraph.  Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Company must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  In addition, the unvested portion of previously awarded options will also be recognized as expense.  The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2006.  However, for stock options outstanding as of December 31, 2005, the compensation expense related to shares vesting in 2006 will be approximately $68,000, disregarding any future forfeitures.

Reclassification

Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the presentation used in 2005.  These classifications are of a normal recurring nature.

NOTE #2 - INVESTMENT SECURITIES

Amortized cost and market values of securities are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Agency securities	$8,007,022	$—	$(134,852)	$7,872,170

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
U.S. Treasury obligations	$998,453	$—	$(4,673)	$993,780
U.S. Agency securities	11,971,226	—	(98,413)	11,872,813
	$12,969,679	$—	$(103,086)	$12,866,593

Securities with a carrying value of $984,380 and $989,334 at December 31, 2005 and 2004, respectively, were pledged to secure public monies as required by law.

Gross realized gains on sales of available-for-sale securities were $0 in 2005 and $43,364 in 2004.

The amortized cost and fair values of investment securities available for sale at December 31, 2005, by expected maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Security maturities are as follows:

	Securities Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$4,991,864	$4,920,290
Due from one year to five years	3,015,158	2,951,880
	$8,007,022	$7,872,170

Securities with unrealized losses are as follows:

	December 31, 2005
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

U.S. Agency securities	$—	$—	$134,852	$7,872,170	$134,852	$7,872,170

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2005, no declines are deemed to be other than temporary.

NOTE #3 - LOANS

The Company’s loan portfolio consists primarily of loans to borrowers within San Luis Obispo, Santa Maria and Bakersfield, California and its surrounding communities.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area and, as a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The Company also originated SBA loans and other governmental guaranteed loans for sale which it periodically sells to governmental agencies and institutional investors.  Substantial portions of the Company’s revenues are from origination of loans guaranteed by the Small Business Administration under its various programs and sale of the guaranteed portions of those loans.  Funding for these SBA programs depends on annual appropriations by the U.S. Congress.

The Company was servicing approximately $15,345,000 and $21,821,000 in loans previously sold as of December 31, 2005 and 2004, respectively.  The Company has recorded servicing assets related to these loans totaling $246,986 and $419,086 as of December 31, 2005 and 2004, respectively.  A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

	Servicing Assets
	2005	2004
Balance, beginning of year	$419,086	$236,931
Increase from loan sales	26,467	282,254
Amortization charged to income	(110,941)	(91,700)
Decrease from loan payoffs charged to income	(87,626)	(8,399)
Balance, end of year	$246,986	$419,086

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2005 and 2004.  Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.  Management has estimated the expected life of these loans to be approximately 25% to 30% of the remaining life at the time of sale.  For purposes of measuring impairment, the Bank has identified each servicing asset and interest-only strip with the underlying loan being serviced.  The only loans that are sold and serviced by the Bank are government guaranteed loans.  The risk characteristics of these underlying assets are considered when the discount rates are determined for purposes of impairment testing.  A valuation allowance is recorded where the fair value is below the carrying amount of the asset.  At December 31, 2005 and 2004, the estimated fair value of the servicing asset and the interest-only strip approximated the carrying amount, so no valuation account has been established.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee.  In that case the Company records an interest-only strip based on the relative fair market value of it and the other components of the loan. The Company had interest-only strips of $65,955 and $86,592 as of December 31, 2005 and 2004, respectively, which approximated fair value.   Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

	Interest-Only Strips Receivable
	2005	2004
Balance, beginning of year	$86,592	$75,607
Increase from loan sales	16,896	26,768
Amortization charged to income	(20,527)	(15,783)
Decreases from loan payoffs charged to income	(17,006)	—
Balance, end of year	$65,955	$86,592

As described in Note #12, these consolidated financial statements do not reflect other various commitments to extend credit or letters of credit, which arise in the normal course of business.

A summary of the changes in the allowance for credit losses follows:

	2005	2004
Balance, beginning of year	$1,168,423	$1,108,717
Provision for credit losses	20,000	70,000
Loans charged off, net of recoveries	(5,657)	(10,294)
Balance, end of year	$1,182,766	$1,168,423

The following is a summary of the investment in impaired loans, the related allowance for loan losses, income recognized thereon and information pertaining to nonaccrual and past due loans as of December 31:

	2005	2004

Recorded investment in impaired loans	$15,187	$—
Related allowance for loan losses	$—	$—
Average recorded investment in impaired loans	$6,250	$11,000
Interest income recognized for cash payments	$—	$—
Total nonaccrual loans	$15,187	$—
Total loans past-due ninety days or more and still accruing	$—	$—

NOTE #4 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2005 and 2004, follows:

	2005	2004

Land	$3,037,669	$3,388,541
Building	4,996,698	4,857,197
Leasehold improvements	211,676	200,637
Furniture, fixtures and equipment	1,924,744	1,675,737
	10,170,787	10,122,112
Less: Accumulated depreciation and amortization	(1,856,685)	(1,393,600)
	$8,314,102	$8,728,512

The Company has entered into leases for its branches and operating facilities, which expire at various dates through 2009. These leases include provisions for periodic variable rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was approximately $101,000 in 2005 and $82,000 in 2004. The Company received sublease income of approximately $92,000 in 2005 and $77,000 in 2004. The Company’s sublease agreements are renewable on a monthly basis. All of the agreements had renewed at December 31, 2005.

The approximate future minimum annual payments for these leases by year are as follows:

Year	Amount

2006	$89,808
2007	78,833
2008	48,677
2009	21,474
$238,792

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

NOTE #5 - DEPOSITS

At December 31, 2005, all time deposits were scheduled to mature in 2006, except for $2,589,259 that matures in one to two years.

NOTE #6 - NOTES PAYABLE AND OTHER BORROWING ARRANGEMENTS

Notes payable consist of the following:

	2005	2004
4% note payable to an individual, secured by real property
payable in monthly installments of $1,954 including principal and interest,
plus annual principal payments of $40,000, due January 14, 2006.	$44,659	$105,725

The Company may borrow up to $5,000,000 overnight on an unsecured basis from two correspondent banks. As of December 31, 2005, no amounts were outstanding under these arrangements.

The Company also has financing availability of approximately $44.8 million from the Federal Home Loan Bank (FHLB). As of December 31, 2005, no amounts were outstanding under these arrangements and no loans or securities have been pledged as collateral.

NOTE #7 - JUNIOR SUBORDINATED DEBT SECURITIES

On September 26, 2002, the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Coast Bancorp Statutory Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 26, 2032. Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.4% for an effective rate of 7.92% as of December 31, 2005. The debt securities can be redeemed for 107.5% of the principal balance through September 26, 2007 and at par thereafter. The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Coast Bancorp Statutory Trust I. The balance of the equity of Coast Bancorp Statutory Trust I is comprised of mandatorily redeemable preferred securities. In accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company does not consolidate Coast Bancorp Statutory Trust I into the Company financial statements. Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities. As of December 31, 2005, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

NOTE #8 - INCOME TAXES

The provisions for income taxes included in the consolidated statements of income consist of the following:

	2005	2004
Current:
Federal	$588,111	$570,000
State	206,763	221,632
	794,874	791,632
Deferred	44,000	70,000
	$838,874	$861,632

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company’s principal timing differences are from credit loss provision accounting and depreciation differences.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	2005	2004
Deferred tax assets:
Allowance for credit losses	$410,000	$401,000
Market value adjustment on investment securities	55,000	42,000
Other assets	8,000	66,000
	473,000	509,000
Deferred tax Liabilities:
Premises and equipment due to depreciation difference	(84,000)	(101,000)
Other liabilities	(60,000)	(48,000)
	(144,000)	(149,000)
Net deferred tax assets	$329,000	$360,000

A comparison of the federal statutory income tax rates to the Company’s effective income tax rates follow:

	2005		2004
	Amount	Rate	Amount	Rate

Statutory federal tax	$658,000	34.0%	$672,000	34.0%
State franchise tax, net of federal benefit	139,000	7.2%	143,000	7.2%
Other items, net	41,874	2.2%	46,632	2.4%
Actual tax expense	$838,874	43.4%	$861,632	43.6%

NOTE #9 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and weighted average shares outstanding to the net income and number of shares used to compute EPS:

	2005		2004
	Net Income	Shares	Net Income	Shares

Used in basic EPS	$1,097,866	668,179	$1,115,029	643,701
Dilutive effect of outstanding stock options		33,912		62,190
Used in dilutive EPS	$1,097,866	702,091	$1,115,029	705,891

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005 and 2004, respectively; risk-free rate of 4.15% and 4%, dividend yields of 0.60% and 0.57%; volatility of 20% and 14%, and an expected life of six and a half and nine years.

A summary of the status of the Company’s fixed stock option plan as of December 31, and changes during the years ending is presented below:

	2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	129,600	$15.46	147,500	$12.74
Granted	23,000	$28.70	23,500	$25.81
Exercised	(21,400)	$13.39	(14,400)	$12.21
Cancelled	(14,100)	$23.59	(27,000)	$11.36
Outstanding, end of year	117,100	$17.46	129,600	$15.46

Options exercisable at year-end	81,264	$13.77	89,300	$12.89
Weighted-average fair value of options granted during the year		$9.12		$7.76

The following table summarizes information about fixed options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 10.00	20,000	1.5 Years	$10.00	20,000	$10.00
$ 14.00 to $14.99	52,300	3.1 Years	$14.02	51,100	$14.01
$ 15.00 to $15.99	10,500	3.7 Years	$15.12	5,800	$15.09
$ 18.00 to $26.99	15,300	8.4 Years	$26.50	4,364	$26.50
$ 28.00 to $28.99	9,000	7.6 Years	$28.50	—	—
$ 29.00 to $29.99	10,000	7.0 Years	$29.05	—	—
	117,100	4.3 Years	$17.46	81,264	$13.77

NOTE #11 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors and the companies with which they are associated. In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The balance of these loans outstanding at December 31, 2005 and 2004, was as follows:

	2005	2004

Beginning balance	$982,913	$1,051,151
Additions	2,014,797	—
Payments	(114,865)	(68,238)
Ending balance	$2,882,845	$982,913

Also in the ordinary course of business, certain officers, directors, shareholders, and employees of the Company have deposits with the Company. In the Company’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of these deposits at December 31, 2005 was approximately $1,318,596.

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

As of December 31, 2005 and 2004, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2005	2004

Commitments to extend credit	$57,356,000	$35,112,000
Standby letters of credit	2,589,000	1,674,000
	$59,945,000	$36,786,000

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

The estimated fair value of financial instruments at December 31, 2005 and 2004 are summarized as follows (dollar amounts in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$34,670	$34,670	$20,690	$20,690
Investment securities	7,872	7,872	12,867	12,867
Loans, net	132,048	132,914	114,720	115,137
Federal Reserve Bank and FHLB stock	923	923	884	884
Accrued interest receivable	716	716	535	535

Liabilities:
Noninterest-bearing deposits	40,583	40,583	39,661	39,661
Interest-bearing deposits	128,366	128,366	104,803	104,803
Notes payable	45	45	106	106
Junior subordinated debt securities	5,155	5,155	5,155	5,155
Accrued interest and other liabilities	332	332	217	217

NOTE #14 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt, corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). To be categorized as well-capitalized or adequately capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual Capital		To Bed Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital to risk-weighted assets	$17,217	11.5%	$11,958	8.0%	$14,947	10.0%
Tier 1 capital to risk-weighted assets	$15,989	10.7%	$5,979	4.0%	$8,969	6.0%
Tier 1 capital to average assets	$15,989	8.8%	$7,308	4.0%	$9,135	5.0%

As of December 31, 2004
Total capital to risk-weighted assets	$15,740	12.6%	$10,026	8.0%	$12,532	10.0%
Tier 1 capital to risk-weighted assets	$14,572	11.6%	$5,013	4.0%	$7,519	6.0%
Tier 1 capital to average assets	$14,572	9.0%	$6,486	4.0%	$8,108	5.0%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 11.7% and 10.04%, respectively, at December 31, 2005 and 12.8% and 10.4%, respectively, at December 31, 2004.

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

NOTE #15 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Coast Bancorp operates Coast National Bank. Coast Bancorp commenced operations during 2001. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented on the following page:

CONDENSED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Cash	$236,073	$125,966
Investment in Coast Bancorp Statutory Trust I	155,000	155,000
Investment in Coast National Bank	15,933,952	14,552,588
Other assets	79,830	299,479
	$16,404,855	$15,133,033
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$6,804	$5,111
Junior subordinated debt securities	5,155,000	5,155,000
Stockholders’ equity	11,243,051	9,972,922
	$16,404,855	$15,133,033

CONDENSED STATEMENTS OF INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
INCOME
Interest income	$5,387	$3,081
Cash dividends from Coast Bancorp Statutory Trust I	10,532	7,684
TOTAL INCOME	15,919	10,765
EXPENSES
Interest on note payable	—	7,591
Interest on junior subordinated debt securities	380,392	278,078
Other	65,768	139,903
Allocated tax benefit	(128,000)	(100,000)
TOTAL EXPENSES	318,160	325,572

LOSS BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARY	(302,241)	(314,807)

EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARY	1,400,107	1,429,836

NET INCOME	$1,097,866	$1,115,029

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,097,866	$1,115,029
Noncash items included in net income:
Equity in income of Subsidiary	(1,400,107)	(1,429,836)
Other	243,761	(43,536)
NET CASH USED IN
OPERATING ACTIVITIES	(58,480)	(358,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	286,555	233,825
Dividends Paid	(117,968)	(97,155)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	168,587	136,670

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	110,107	(221,673)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	125,966	347,639

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$236,073	$125,966

Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.    Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls.

As of December 31, 2005 and prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Controls.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Annual Report there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls.

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

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

None

INDEX TO EXHIBITS

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Board of Directors:

Marilyn M. Britton, age 66, graduated from Cal Poly San Luis Obispo. She was involved with the San Luis Obispo County Farm Bureau for over 27 years, retiring as Executive Director in December 2001, a position she held for over 16 years. Marilyn is a member and past director of the San Luis Obispo Rotary, a member of San Luis Obispo County Farm Bureau, San Luis Obispo County Farm Bureau Women, San Luis Obispo County CattleWomen’s Association, San Luis Obispo County Cattlemen’s Association, Paso Robles Agri-Business Tour Committee. Mrs. Britton developed the San Luis Obispo County Farm Bureau Agriculture Tour Program 25 years ago and has continued as its Tour Coordinator. She was also the Executive Director for the San Luis Obispo County Grain Improvement Association for 18 years. She also served on the Sheriff’s Parole Board.

Dario A. Domenghini, age 68, is an original organizer and director of the Bank. Mr. Domenghini is a life-long resident of San Luis Obispo County. His family has been involved in agriculture in the County of San Luis Obispo since the early 1920’s. Mr. Domenghini has been involved in agriculture, working in his family’s dairy and ranching operation since his childhood.

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

James M. Kaney, age 59, is an original organizer and director of the Bank. Mr. Kaney has been a business owner/operator in San Luis Obispo since 1970 and he is a certified public accountant. He currently is President/Owner of Anacal Financial Inc., a financial service and real estate development company. He received his B.S. degree, cum laude, in Accounting/Finance with a minor in Economics and his Masters of Business Administration Degree from California Polytechnic State University, San Luis Obispo. He also teaches accounting and commercial bank management at Cal Poly. Mr. Kaney started Kaney Foods, Inc. in San Luis Obispo, a wholesaler to restaurants and institutions in the counties of Monterey, Santa Barbara, Ventura, and San Luis Obispo. Mr. Kaney was responsible for all phases of the company warehousing, distribution, sales and accounting. The company was sold in 1987. Mr. Kaney is an organizer, founder and past director of Commerce Bank of San Luis Obispo N.A., which was sold in March 1996 to Valliwide Bank. Mr. Kaney served for more than twelve years on the Loan Committee and the Investment Committee of Commerce Bank. Mr. Kaney is a past member of the Kiwanis Club and a member and past director of the Rotary Club of San Luis Obispo.

Michael A. Lady, age 54 is an original organizer and director of the Bank. Mr. Lady has been a resident of Arroyo Grande for the past eighteen years and is the owner of Lady Family Mortuary in Arroyo Grande. In addition to his involvement in the mortuary business, Mr. Lady is an investor, as well as the former Mayor of the City of Arroyo Grande. Mr. Lady, through his development and governmental activities, is vitally aware of the future development plans for the Arroyo Grande area.

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

Gene D. Mintz, age 66, is an original organizer and director of the Bank. Mr. Mintz is a business and tax advisor and owner of GSM Business Services, Inc. A life-long resident of San Luis Obispo County, Mr. Mintz is involved in a number of professional, civic, and charitable associations. He is a 36 year member of the Greater Pismo Beach Kiwanis Club. Mr. Mintz is a 34 year member of Oceano/Five Cities Elks Club and is involved in the South County Performing Arts Foundation as a Director and Vice President.

Mr. Mintz is active in a number of professional organizations and a past president of the Central Coast Chapter of the California Society of Enrolled Agents. His professional activities include his business and tax advisory business, as well as involvement in a number of real estate development projects. He is currently the Secretary-Treasurer of Burke and Pace of Arroyo Grande, Inc. a major supplier of building materials headquartered in Arroyo Grande.

Ron R. Olson, age 62, is a director of the Bank. Mr. Olson is a Certified Public Accountant and is owner of Platino Management Services, Inc. which provides accounting and tax services, management consulting and property management services in Arroyo Grande and surrounding communities.

Mr. Olson has been a resident of Arroyo Grande for 32 years and is active in local service and professional organizations. Mr. Olson is a member of the Arroyo Grande Optimists Club and of both the American Institute of CPA’s and the California Society of CPA’s. Mr. Olson is an investor and director of a privately held chain of food supermarkets and a fast food restaurant franchising company.

Jack W. Robasciotti, age 78, is Vice Chairman of the board and an original organizing director of the Bank. Mr. Robasciotti was born in San Luis Obispo and has been active in banking since 1951. After an impressive 33 year career with Bank of America, Mr. Robasciotti “retired” to San Luis Obispo, where he worked for 21 years in various positions, including manager of the main office of Commerce Bank of San Luis Obispo, N.A. as well as increasingly responsible positions with Coast National Bank.

Mr. Robasciotti has been active in a number of civic, charitable and fraternal organizations in San Luis Obispo. His activities range from fundraising for the YMCA, to serving as a director and a member of organizations that provide shelter for abused women (Women’s Shelter), Sexual Assault Victim’s Education (SAVE) and (ALPHA) that counsels pregnant women. Mr. Robasciotti is a member of the San Luis Obispo Historical Society, previously serving as First Vice President, a past member of Hearst Castle Lighting Committee, and a of other organizations including a committee member of the San Luis Obispo Old Mission operating groups,  De Tolosa Rotary club.

Jack C. Wauchope, age 70, is Chief Executive Officer and Chairman of the Board of Directors for both the Bank and the Bancorp. Mr. Wauchope has been in the banking industry for more than 46 years. For over half of that time, he has served as the President and Chief Executive Officer of independent banks. Mr. Wauchope was the organizing President of Commerce Bank of San Luis Obispo as well as Coast National Bank. He is a graduate of Millikin University at Decatur, Illinois and the Pacific Coast Banking School at the University of Washington, Seattle, Washington.

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

Executive Officers:

Jack C. Wauchope – Chief Executive Officer/President and Chairman of the Board – See “Directors”

Julie A. Joslin, age 46, joined the Bank in 2000 as Senior Vice President and Compliance Officer. She was raised and educated in Atascadero, California, where she began her banking career with Atascadero Federal Credit Union in 1983. She moved to Templeton National Bank in 1990 where she remained until that bank was sold in 1995. Joslin served as a Vice President and Controller while with Templeton National Bank. Joslin is also a graduate of the California Banking School at the University of San Diego.

Davina A. Palazzo, age 37, is Executive Vice President and Manager of the Bank’s Small Business Loan Center. She was educated in Southern California, graduating from California State University – Fullerton. She has been in banking for the past 16 years, concentrating primarily over the last fifteen years in government guaranteed lending programs such as the U.S. Small Business Administration. She is a graduate of the Pacific Coast Banking School at the University of Washington. She is a Vice Chairperson of the Board of Directors of the National Association of Government Guaranteed Lenders. She has testified in front of Congress numerous times on SBA issues. She is the President-Elect of the Board of the Paso Robles Sunrise Rotary Club. Ms. Palazzo was the recipient of the SBA’s Financial Service Advocate of the Year Award for 2002. She was recently named one of the Top 20 Professionals Under 40 in San Luis Obispo

Leah M. Pauly, age 43, is Executive Vice President/Chief Credit Officer for the Bank. She was raised and educated in Southern California but has lived in northern San Luis Obispo county for the past 19 years. She has actively worked in progressively more responsible positions in banking for the last 24 years graduated from the ABA Stonier Graduate School of Banking in June 2005. Over the years, Pauly has volunteered for a number of civic and charitable organizations. She currently serves on the Board of Directors of Senior Volunteer Services.

Karan C. Pohl, age 34, joined the Company on May 5, 2005. She presently serves as Senior Vice President and Chief Financial Officer of the Company’s subsidiary, Coast National Bank. Ms. Pohl is a Certified Public Accountant. Prior to accepting her position, she worked as an Audit Manager for Moss, Levy and Hartzheim, a public accounting firm located in Santa Maria, California, where she was employed from 1998 to 2005. She graduated from California Polytechnic University, San Luis Obispo with a Bachelor’s of Science degree in Business Administration with an emphasis in accounting and finance.

The executive officers were each elected by the Board of Directors. There are no family relationships between directors and executive officers of the Bank.

No Director of the Bank holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange of 1934, as amended.

Compliance with Section 16(a) of the Securities Exchange Act

Based solely on its review of Forms 3, 4, and 5, and amendments thereto, furnished to Bancorp during the 2005 fiscal year, no person who was a director, officer, or beneficial owner of more than ten percent of the Bank’s Common Stock failed to file on a timely basis reports required by Section 16(a) during the 2005 fiscal year except for Karan Pohl, Chief Financial Officer, who was required to file a Form 3 within 10 days of her hire date of May 5, 2005 and filed it instead on July 26, 2005.

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

Item 10.     Executive Compensation:

The chart below contains information of Jack C. Wauchope, President/CEO, Davina Palazzo and Leah Pauly (the “Named Executives”) as the only executive officers whose salary and other compensation was $100,000 or more.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Awards: Securities Underlying Options (#)	All Other Compensation

Jack C. Wauchope	2005	$185,000	$25,000	$—	$—	$12,954
President/CEO	2004	$180,833	$25,000	$—	$—	$13,072
Chairman of the Board	2003	$170,833	$25,000	$—	$—	$13,652

Davina A. Palazzo	2005	$125,000	$15,000	$—	$—	$25
Executive Vice President	2004	$120,833	$15,000	$—	$—	$4,800
	2003	$108,750	$11,000	$—	$—	$377

Leah M. Pauly	2005	$110,000	$20,000	$—	$—	$5,339
Executive Vice President	2004	$101,667	$12,500	$—	$—	$5,525
	2003	$77,333	$7,700	$—	$—	$11,035

The value of perquisites and other personal benefits are disclosed in other annual compensation if they exceed, in the aggregate, the lesser of $50,000 or 10% of salary and bonus. No amounts are reported in this column for Mr. Wauchope, Ms. Palazzo or Ms. Pauly since the value of perquisites and other personal benefits did not exceed the reporting threshold.

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

The Bank has employed Davina A. Palazzo as its Executive Vice-President and Manager of the Small Business Lending Center and entered into an employment agreement with her, which took effect in June 2003. The agreement provides for a term of five years at an annual base salary of $115,000.00 in year 1, $125,000.00 in year 2 and 3, $140,000.00 in year 4 and 5, discretionary bonuses, country club membership, and standard and customary medical and dental insurance benefits. Additionally, Ms. Palazzo will be entitled to severance benefits equal to one year’s base salary or two years, each dependent upon the occurrence of one or more enumerated events.

The Bank has employed Leah M. Pauly as its Executive Vice President and Chief Credit Officer and entered into an employment agreement with her, which took effect November 2003. The agreement provides for five years at an annual salary of $100,000.00 in year 1, $110,000.00 in year 2 and 3, $125,000.00 in year 4 and 5, discretionary bonuses, and an automobile allowance of $400.00 per month, and standard and customary medical and dental insurance benefits. Additionally, Ms. Pauly will be entitled to severance benefits equal to one year’s base salary or two years, each dependant upon the occurrence of one or more enumerated events.

The directors who are not full-time employees of the Bank are presently receiving monthly directors’ fees. Mr. Wauchope does not presently receive directors’ fees.

Employees Stock Option Plan

In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1997 Stock Option Plan, now known as the Coast Bancorp Employee Stock Option Plan (the “Employee Plan”). The Employee Plan was adopted to strengthen the Company and its subsidiaries by providing eligible full-time officers and employees an added incentive to perform at a high level and to reward extraordinary efforts to increase the earnings of Coast Bancorp and its subsidiary. The incentive will take the form of an opportunity for officers and employees of Coast Bancorp and its subsidiaries to acquire a proprietary interest in the success of Coast Bancorp by purchasing Shares of Coast Bancorp common stock. 125,000 shares of Coast Bancorp common stock may be issued pursuant to the exercise of Options granted under the Employee Plan, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company. As of December 31, 2005, approximately twenty five officers and employees of Coast Bancorp and its affiliates were eligible to hold options to purchase under the Employee Plan. The Employee Plan contemplates the grant of incentive stock options and nonstatutory stock options.

The Employee Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

Exercise and Grant of Options

During 2005 no options were granted to the Named Executives. Stock Option shares were granted during 2005 to Senior Vice-President and Chief Financial Officer Karan C. Pohl at an exercise price of $28.50/share.

The following table sets forth information concerning individual grants of stock options during fiscal year 2005 to each of the Named Executive Officers.:

Options Granted in Last Fiscal Year

Name	No. of Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price($/Sh.)	Expiration Date	Grant Date Value(1)

Jack C. Wauchope, President and CEO	-0-	—	—	—	—

Davina A. Palazzo, Executive Vice President	-0-	—	—	—	—

Leah M. Pauly, Executive Vice President	-0-	—	—	—	—

(1)	Present value at date of grant using the Black-Scholes model

The following table shows exercises of stock options during fiscal year 2005 by each of the Named Executives and the value at December 31, 2005 of unexercised options on an aggregated basis held by each such person:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable (1)

Jack C. Wauchope	0	0	20,000 / 0	$ 400,000 / $0

Davina A. Palazzo	0	0	7,500 / 0	$ 120,000 / $0

Leah M. Pauly	2,000	$27,875	2,300 / 3,200	$ 28,750 / $25,000

(1)          Based on a bid price of  $30.00 at December 31, 2005

Directors Stock Option Plan

In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1998 Directors’ Stock Option Plan, now known as the Coast Bancorp Directors Stock Option Plan (the “Director Plan”). The Director Plan was adopted to offer the non-employee directors of Coast Bancorp and its affiliates the opportunity to acquire a proprietary interest in the success of Coast Bancorp by purchasing shares of Coast Bancorp common stock. New options were not granted in 2005 to the (8) outside directors.

The aggregate number of shares which may be issued pursuant to the exercise of Options granted under the Director Plan is 62,500 shares, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company (the “Shares”). As of March 15, 2006, approximately eight (8) directors of Coast Bancorp and its affiliates were eligible to hold options under the Director Plan. The Director Plan contemplates the grant of nonstatutory stock options only.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.                                       There are no stockholders with ownership of 5% of the Bank’s stock, except as set forth below. Mr. Wauchope’s address is 500 Marsh Street, San Luis Obispo, CA  93401.

b.                                      The following table sets forth information as of December 31, 2005 as to common shares beneficially owned by the directors and each Named Executive Officer, as well as all directors and principal officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals.

Name	Relationship to Bank	Number of Shares	Notes	Percentage Owned (1)

Jack C. Wauchope	Chairman of the Board & CEO	39,000	(2)	5.62%
Marilyn M. Britton	Corporate Secretary & Director	3,383	(3)	0.50%
Dario A. Domenghini	Director	11,733	(4,5)	1.73%
James M. Kaney	Director	8,033	(5)	1.18%
Michael A. Lady	Director	6,333	(5)	0.93%
Gene D. Mintz	Director	27,473	(5)	4.04%
Ron R. Olson	Director	16,658	(6)	2.46%
Jack W. Robasciotti	Director	7,333	(5)	1.08%
Dan H. Wixom	Director	17,133	(5,7)	2.52%
Davina A. Palazzo	EVP & Executive Officer	7,500	(8)	1.10%
Leah M. Pauly	EVP & Executive Officer	2,300	(8)	0.34%
Directors & Executive Officers as a Group (13 persons)		149,479	(9)	20.09%

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

(3)           Includes 2,833 shares of Director Stock options that are presently exercisable.

(4)           Includes 300 shares held by Domenghini Farms, a California General Partnership and 1,000 shares held by Domenghini Brothers, A California General Partnership, over which Mr. Domenghini has shared voting and investment power.

(5)           Includes 5,333 shares of director stock options that are presently exercisable

(6)           Includes 2,833 shares of director stock options that are presently exercisable.

(7)           Includes 4,500 shares held by the Wixom Concrete, Inc. Profit Sharing Trust over which Mr. Wixom is trustee with sole voting and investment power.

(8)           Incentive stock options currently exercisable.

(9)           Includes 32,400 shares of incentive stock options and 37,664 shares of director stock options which are presently exercisable.

Item 12.     Certain Relationships and Related Transactions.

There are no existing or proposed material interests or transactions between Bancorp or the Bank and/or any of its officers or directors outside the ordinary course of Bancorp or the Bank’s business.

It is anticipated that the directors and officers of Bancorp and the Bank, and the companies with which they are associated, will have banking transactions with the Bank in the ordinary course of business. It is the firm intention of the Board of Directors that any loans and commitments to lend included in such transactions will be made in accordance with all applicable laws and regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

It is also possible that one or more members of the Board of Directors may from time to time provide services and equipment to Bancorp or the Bank. It is the firm policy of the Board that any such transactions between the Bank and any members of its Board, or any person directly or indirectly related to a director, be made in strict accordance with applicable rules and regulations and on substantially the same terms as those available at the time for comparable transactions with disinterested persons.

Item 13.     Exhibits

a)                                      Exhibits

See index to exhibits at page 73 of this Annual Report on Form 10-KSB.

Item 14.     Principal Accountant Fees and Services

Vavrinek, Trine, Day & Company LLP’s engagement by Coast Bancorp commenced on April 30, 2002. Vavrinek, Trine, Day & Company LLP’s has also audited Coast National Bank since inception. During the fiscal year ended December 31, 2005, Vavrinek, Trine & Day & Company, LLP provided professional services in connection with the review of Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30, September 30, 2005, and the audit of the financial statements of Coast Bancorp for the fiscal year ended December 31, 2005. As part of the engagement, Vavrinek, Trine, Day & Company LLP also prepared quarterly tax estimates and the federal and state income tax returns.

Audit Fees

The aggregate fees billed by Vavrinek, Trine, Day & Company LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal years 2004 and 2005 and the review of the financial statements included in the Company’s Forms 10-QSB for the Quarters ended March 31, June 30, and September 30, 2005 and for the preparation of tax estimates and federal and state income tax returns were $37,000 and $41,000, respectively.

Audit Related Fees

There were no fees billed by Vavrinek, Trine, Day & Company, LLP for assurance and related services provided to the Company that are reasonably related to the performance of the audit or review of the Company’s financial statements that have not been reported under “Audit Fees” for fiscal years 2004 and 2005.

Tax Fees

The aggregate fees billed by Vavrinek, Trine, Day & Company, LLP for professional services rendered to the Company for tax compliance, tax advice, and tax planning for fiscal years 2004 and 2005 were $5,000.00 each year.

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

•                  Perform additional functions as are necessary or prudent to fulfill the Committee’s duties and responsibilities.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Footnote

2.0	Plan of Acquisition and Agreement of Merger dated March 1, 2001	(1)
3.1	Articles of Incorporation of Coast Bancorp	(1)
3.2	Bylaws of Coast Bancorp	(1)
4.1	Certificate Evidencing Floating Rate Capital Securities	(3)
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
4.3	Certificate Evidencing Floating Rate Common Securities	(3)
4.4	Guarantee Agreement	(3)
4.5	Indenture dated September 26, 2002, Coast Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
10.1	Coast Bancorp Stock Option Plan and specimen Non-Statutory and Incentive Stock Option Agreements	(2) **
10.2	Coast Bancorp Directors Stock Option Plan and specimen Non-Statutory Agreement	(2) **
10.3	Employment contract by and between Jack C. Wauchope and Coast National Bank	(4)**
10.4	Employment contract by and between Davina Palazzo and Coast National Bank	(5)**
10.5	Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A., as Institutional Trustee, Coast Bancorp as Sponsor, and Administrators, dated as of September 26, 2002	(3)
10.6	Employment contract by and between Leah Pauly and Coast National Bank	(5)**
10.7	2005 Executive Bonuses	**
10.8	12/30/04 Summary of Material Modifications for Employee 401K Profit Sharing Plan	(6)**
10.9	Paso Robles Lease Agreement	(6)
10.10	Fresno SBA Lease Agreement	(6)
10.11	Santa Maria SBA Lease Agreement	(6)
10.12	Directors’ Fee Schedule	(6)**
10.13	Karan Pohl Offer Agreement	(6)**
11.0	Statement regarding computation of per share earnings. Included in footnote 9 to the Registrant’s audited financial statements included in this Annual Report.
14.0	Code of Ethics required by Item 406 of Regulation S-B	(5)
21.0	Subsidiaries of the Coast Bancorp – Coast National Bank (100% owned)
23.0	Consent of Independent Public Accountants
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

**	Employment contracts and compensation plans

(1)	Filed as Exhibits 2 and 3.1, and 10.4, respectively, to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2001 filed with the SEC and incorporated herein by reference.
(2)	Filed as Exhibits 99.1 and 99.2, respectively, to Registrant’s Registration Statement on Form S-8 No. 333-84518 filed with the SEC and incorporated herein by reference.

(3)

Filed as Exhibits 4.1, 4.2, 4.3,4.4,4.5, and 10.5, respectively, to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2002 filed with the SEC and incorporated herein by reference.

(4)	Filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2003 filed with the SEC and incorporated herein by reference.
(5)	Filed as Exhibits 10.4, 10.6, and 14, respectively to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2004 filed with the SEC and incorporated herein by reference.
(6)

Filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively to Registrant’s Quarterly Report on Form 10-QSB for the Fiscal Quarter ended June 30, 2005 filed with the SEC and incorporated herein by reference

SIGNATURES

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
Jack C. Wauchope
Chief Executive Officer
Chairman of the Board

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Marilyn Britton	Director	March 30, 2006
Marilyn Britton

/s/ Dario Domenghini	Director	March 30, 2006
Dario Domenghini

/s/ James M. Kaney	Director	March 30, 2006
James M. Kaney

/s/ Michael A. Lady	Director	March 30, 2006
Michael A. Lady

/s/ Gene D. Mintz	Director	March 30, 2006
Gene D. Mintz

/s/ Ron Olson	Director	March 30, 2006
Ron Olson

/s/ Jack W. Robasciotti	Director	March 30, 2006
Jack W. Robasciotti

/s/ Dan H. Wixom	Director	March 30, 2006
Dan H. Wixom