Form 10QSB
period 2006-03-31
COAST BANCORP/CA
filed 2006-05-15
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common Stock – As of May 1, 2006, there were 676,100 shares of the issuer’s common stock outstanding.

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

THEREFORE, THE INFORMATION CONTAINED IN THIS DOCUMENT SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF COAST BANCORP AND COAST NATIONAL BANK.

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
Investment Portfolio
Asset Quality
Capital
Liquidity

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 – Defaults upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits

SIGNATURES

COAST BANCORP & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2006 and December 31, 2005

ITEM I - FINANCIAL STATEMENTS

	March 31,	December 31,
(in Thousands)	2006	2005
ASSETS
Cash and due from banks	$7,116	$9,770
Federal funds sold	24,950	24,900
TOTAL CASH AND CASH EQUIVALENTS	32,066	34,670

Investment securities available for sale	7,888	7,872

Loans:
Commercial	30,133	29,491
Real estate - construction	28,077	25,213
Real estate - other	72,795	76,092
Consumer	2,876	2,866
Other	—	29
TOTAL LOANS	133,881	133,691
Net deferred loan fees	(430)	(460)
Allowance for credit losses	(1,224)	(1,183)
NET LOANS	132,227	132,048
Premises and equipment	8,243	8,314
Deferred taxes	171	329
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	923	923
Accrued interest and other assets	1,515	1,568
TOTAL ASSETS	$183,033	$185,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$37,543	$40,583
Money market and NOW	48,524	45,092
Savings	8,240	8,856
Time deposits of $100,000 or more	56,187	58,984
Other time deposits	15,533	15,434
TOTAL DEPOSITS	166,027	168,949
Note payable	—	45
Junior subordinated debt securities	5,155	5,155
Other liabilities	272	332
TOTAL LIABILITIES	171,454	174,481

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 676,100 in 2006 and 674,100 in 2005	7,004	6,950
Retained earnings	4,645	4,373
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities	(70)	(80)
TOTAL STOCKHOLDERS’ EQUITY	11,579	11,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,033	$185,724

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENT OF OPERATIONS (unaudited)

For the Years Ended March 31, 2006 and 2005

	For the Three Months Ended
	March 31,
(In Thousands, except for per share numbers)	2006	2005

Interest income:
Interest and fees on loans	$2,917	$2,120
Interest on investment securities	56	80
Interest on federal funds sold	242	84
Other interest income	8	6

TOTAL INTEREST INCOME	3,223	2,290

Interest expense:
Interest on money market and NOW accounts	267	106
Interest on savings deposits	27	12
Interest on time deposits	676	320
Interest on junior subordinated debt securities	109	86
TOTAL INTEREST EXPENSE	1,079	524

Net interest income	2,144	1,766
Provision for loan losses	40	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,104	1,766

Noninterest income:
Service charges on deposit accounts and other	76	75
Gain on sale of loans and servicing fees	129	39
Gain on sale of real estate	—	47
Gain on sale of securities	—	—

TOTAL NONINTEREST INCOME	205	161

Noninterest expense:
Salaries and benefits	913	859
Net occupancy expense (net of rental income)	138	121
Equipment expense	86	80
Other expense	633	431

TOTAL NONINTEREST EXPENSE	1,770	1,491

INCOME BEFORE TAXES	539	436
Income taxes	267	176
NET INCOME	$272	$260

Per share data
Earnings per share - Basic	$0.40	$0.40
Earnings per share - Diluted	$0.39	$0.37

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

					Accumulated
	Common Stock				Other
	Number of		Comprehensive	Retained	Comprehensive
(In Thousands, Except Number of Shares)	Shares	Amount	Income	Earnings	Income	Total
Balance at January 1, 2005	652,700	$6,641		$3,393	$(61)	$9,973
Exercise of stock options, including the realization of tax benefits of $22,417	21,400	309				309
Cash dividends				(118)		(118)
Comprehensive Income
Net income			2,122	1,098		1,098
Unrealized loss on available-for-sale securities, net of taxes of $13,024			(19)		(19)	(19)
Total comprehensive income			$2,103

Balance at December 31, 2005	674,100	$6,950		$4,373	$(80)	$11,243
Exercise of stock options including the realization of $7,716 in tax benefits	2,000	35				35
Stock-based compensation expense		19				19
Comprehensive Income
Net income			272	272		272
Unrealized loss on available-for-sale securities, net of taxes of $6,716			10		10	10
Total comprehensive income			$2,385

Balance at March 31, 2006	676,100	$7,004		$4,645	$(70)	$11,579

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31, 2006 and 2005

	For the Three Months Ended
	March 31,
(In Thousands)	2006	2005
Operating activities
Net income	$272	$260
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	125	115
Provision for credit losses	40	—
Stock-based compensation	19	—
Gain on sale of loans	(127)	—
Other items - net	144	464
Net cash provided by operating activities	473	839

Investing activities
Net increase in loans	(1,609)	(6,086)
Proceeds from loans sold	1,516
Net Proceeds/Purchase of premises and equipment	(53)	55
Net cash provided (used) by investing activities	(146)	(6,031)

Financing activities
Increase in deposits	(2,922)	4,116
Principle payments on notes payable	(45)	(45)
Proceeds from exercise of options, including tax benefits	36	107
Net cash provided (used) by financing actvities	(2,931)	4,178

Increase in cash and cash equivalents	(2,604)	(1,014)

Cash and cash equivalents at beginning of period	34,670	20,690

Cash and cash equivalents at end of period	$32,066	$19,676

The accompanying notes are an integral part of these consolidated financial statements

Note 1                                                             Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2005 filed on Form 10-KSB.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month periods ended March 31, 2006 and 2005 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended
	March 31,
	2006	2005
	Shares	Shares
Used in Basic EPS	674,573	656,515
Dilutive Effect of Outstanding Stock Options	28,862	50,400
Used in Earnings Per Share - Diluted	703,435	706,915

Note 3                                                             Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (“FASB”) revised SFAS 123 and issued under its new name, “Share-Based Payment”. This statement eliminates the previously allowable alternative to use Opinion 25’s intrinsic value method of accounting. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Company has adopted this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion previously awarded options have also been recognized as expense during the first quarter of 2006. During the first quarter of 2006, $18,674 was expensed by the Company for stock option related compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed companies to use an intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

SFAS No. 123 (R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Before the adoption of SFAS No. 123 (R), the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Statement of Cash Flows. The $7,716 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123 (R).

Had previously recognized compensation cost (prior to 2006) for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123R, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended
	March 31,
	2006	2005

Net Income:
As reported	$272	$260
Stock-based compensation using the intrinsic value method	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	—	(14)
Pro Forma net income	$272	$246

Basic earnings per share:
As reported	$0.40	$0.40
Proforma	$0.40	$0.38

Diluted earnings per share:
As reported	$0.39	$0.37
Pro forma	$0.39	$0.36

Note 4                                                             Current Accounting Pronouncements

As discussed in the preceding note, SFAS No.123 (R) became effective January 1, 2006 and has been fully implemented by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. This report contains statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Description of Business

Coast Bancorp

Coast Bancorp (the “Bancorp” or “Coast Bancorp”), headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001. Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization. In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp. Coast Bancorp is operated through a two-tiered corporate structure. At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank. As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical. Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank. Financial information presented herein for March 31, 2006 and comparative information for December 31, 2005 and March 31, 2005 is inclusive of the consolidated Company.

Coast National Bank

Coast National Bank (the “Bank”) was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank. The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital. The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California. Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California. In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California and in July 2004 moved to 301 S. Miller Street, Ste. 110 in Santa Maria, California. In December 2005, the office was relocated to 411 Betteravia Rd., Ste 201, Santa Maria, California. In October 2004 a loan production office was opened in Santa Barbara, California at 15 West Carrillo Street, Ste. 252. The original lease on this facility expired and the office was closed in September2005. The Bank applied for and received approval from the Comptroller of the Currency for another branch office at 2138 Spring Street, Paso Robles, California which opened in March 2005. The Bank also purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch sometime in the future. In June 2005, the Bank opened a new loan production office at 7429 N. First St., Ste. 104, Fresno, California.

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

As of March 31, 2006, the Bank had a total of 69 employees. A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours. On a full-time equivalent basis, employees represent 63 positions. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Overview

Earnings Summary

Consolidated net income for the three months ended March 31, 2006 was $272,000 or $0.39 diluted earnings per share compared to net income of $260,000 or $0.37 diluted earnings per share for the same period during 2005.

Balance Sheet Summary

As of March 31, 2006, total consolidated assets of Coast Bancorp were $183.0 million in comparison to total assets of $185.7 million as of December 31, 2005. This represents a decrease of $2.7 million, or 1.45%. The decrease in noninterest-bearing demand accounts was offset by the increase in money market and NOW accounts. Time deposits of $100,000 or more decreased due to competitive interest rates offered at other institutions. The Company has responded and adjusted rates to remain strategically positioned in the market. Compared to total assets of $164.5 million at March 31, 2005, the Company has increased assets by $18.5 million, or 11.25%, over the last twelve months. These increases are the result of expansion of our customer base and overall growth in money market, NOW and time deposits accounts.

The majority of the growth in deposits has been reinvested in loans, which have increased by $10.9 million, or 8.89%, from $123.0 million at March 31, 2005 to $133.9 million at March 31, 2006. The balance of the deposit growth has been invested in Fed Funds to fund continuing strong loan demand and to meet the ongoing liquidity needs of the Bank. Deposits have decreased by $2.9 million, or 1.70% when compared to December 31, 2005. This decrease in deposits was reflected in a decrease in cash and cash equivalents.

Earnings Analysis

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (the “interest rate spread”). Net interest income was $2,144,000 for the quarter ended March 31, 2006, compared to $1,766,000 for the quarter ended March 31, 2005, representing an increase of 21.4%. This increase was primarily the result of growth in interest-earning assets generated by the Bank’s branches and the increase in interest rates.

The following table sets forth the components of net interest income, average earning assets and net interest margin (in thousands):

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005

Interest Income	$3,223	$2,290	$10,903
Interest Expense	1,079	524	3,171

Net Interest Income	$2,144	$1,766	$7,732

Average Earning Assets	$164,539	$145,341	$172,963
Net Interest Margin	5.21%	4.86%	5.00%

The increase in the net interest margin in the first quarter of 2006 as compared to the net interest margin at December 31, 2005 was due primarily to the continued growth of quality loans and the Bank’s ability to respond to the changes in interest rates.

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

The Company made a contribution to the allowance for loan losses for the three months ended March 31, 2006 of $40,000 as compared to no contributions made for the same period in 2005. Management believes that the allowance, which equals 0.914% of total loans at March 31, 2006, is adequate to cover future losses. The allowance for loan losses at December 31, 2005 was 0.885% of total loans.

The following table summarizes, for the quarter ended March 31, 2006 and 2005, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2006	2005
Outstanding Gross Loans

Allowance, Beginning of Period	$1,183	$1,168

Charge-offs	—	—
Recoveries	1	—
Net Loans Charged-Off	1	—

Provision for Loan Losses	40	—

Allowance, End of Period	$1,224	$1,168

Non-interest Income

Non-interest income represents deposit account service charges, other types of fee income and gains on the sales of loans and securities. Non-interest income for the quarter ended March 31, 2006 totaled $205,000 compared to $161,000 for the same period in 2005 a 27.3% increase. This is substantially due to the fact that during the three months ended March 31, 2006, the Company elected to sell the guaranteed portion of government guaranteed loans. No securities were sold during the first quarter of 2006 although it has been the Company’s policy to sell securities due in one year if the gain will result in higher income after reinvesting the proceeds.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended March 31, 2006 totaled $1,770,000 compared to $1,491,000 for the same period in 2005 for an increase of 18.7%. This increase is primarily due to the increase in marketing and promotion as well as increased salaries and employee benefits. The number of full time equivalent employees was 63 in March, 2006 compared to 57 for March, 2005. The increase in total loans and deposits of $10.93 million and $17.45 million respectively compared to March, 2005 required additional personnel to provide the service our customers deserve. Other expense also reflects the cost of processing and servicing these increased loans and deposits as well as occupancy expenses.

Income Taxes

Due to the Company’s increased net income of $272,000 for the quarter ended March 31, 2006 as compared $260,000 for the same period in 2005, the Company recorded a higher tax provision. The tax provision for the first quarter of 2006 was $267,000 as compared to $176,000 during the same period in 2005.

Balance Sheet Analysis

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of March 31, 2006 (dollar amounts in thousands):

	3/31/2006
			Weighted	12/31/2005
	Book	Market	Average	Book	Market
	Value	Value	Yield	Value	Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$—	$—	0%	$—	$—
One to Five Years	—	—	0%	—	—
Five to Ten Years	—	—	0%	—	—
After Ten Years	—	—	0%	—	—
Total U.S. Treasury Securities	—	—	0%	—	—

U.S. Government and Agency Securities
Within One Year	4,994	4,936	2.49%	4,992	4,920
One to Five Years	3,012	2,952	3.25%	3,015	2,952
Five to Ten Years	—	—	0%	—	—
After Ten Years	—	—	0%	—	—
Total U.S. Treasury and Government Agency Securities	8,006	7,888	2.87%	8,007	7,872
Mutual Funds	—	—	0%	—	—
Mortgage Backed Securities	—	—	0%	—	—
Total Available-for-Sale Securities	$8,006	$7,888	2.87%	$8,007	$7,872

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes. At March 31, 2006, the book value of securities pledged to secure public deposits and other purposes was $1,003,214 or 12.5% of available for sale securities.

Asset Quality

As of March 31, 2006, the Company had one loan on non-accrual of $4,650.53 and no loans 90 days or more past due and still accruing. As of March 31, 2005 the Company had no loans on non-accrual and no loans 90 day past due and still accruing. As of December 31, 2005, the company had one loan on non-accrual of $15,186.63 and no loans 90 days past due and still accruing.

As of March 31, 2006 and 2005 the Company had no OREO or restructured loans.

Capital

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk. Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.

Stockholders equity at March 31, 2006 was $11.6 million, compared to $11.2 at December 31, 2005. Stockholders equity increased primarily from net income of $272,000.

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

Coast Bancorp and the Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies. The ratios for the Company are as follows:

			Coast	Coast
	Regulatory Standard		National Bank	Bancorp
	Adequately	Well	As of	As of
	Capitalized	Capitalized	March 31, 2006	March 31, 2006
Total risk-based capital ratio	8.00%	10.00%	11.50%	12.64%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.67%	10.94%
Tier 1 leverage capital ratio	4.00%	5.00%	9.06%	8.52%

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Item 3. Controls and Procedures

Based on their evaluation as of March 31, 2006 of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

COAST BANCORP

Date: May 15, 2006	/s/Jack C. Wauchope
Jack C. Wauchope
President/Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2006	/s/Karan C. Pohl
Karan C. Pohl, CPA
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)