Form 10QSB/A
period 2006-03-31
COAST BANCORP/CA
filed 2006-05-19
CIK 1141575

FORM 10-QSB/A

No. 1

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description
Overview
Net Interest Income
Provision for Loan Losses
Non-interest Income
Non-interest Expense
Income Taxes
Investment Portfolio
Asset Quality
Capital
Liquidity

PART II – OTHER INFORMATION

Item 6 – Exhibits

SIGNATURES

COAST BANCORP & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2006 and December 31, 2005

ITEM I - FINANCIAL STATEMENTS

	March 31,	December 31,
(in Thousands)	2006	2005
ASSETS
Cash and due from banks	$7,116	$9,770
Federal funds sold	24,950	24,900
TOTAL CASH AND CASH EQUIVALENTS	32,066	34,670

Investment securities available for sale	7,888	7,872

Loans:
Commercial	30,133	29,491
Real estate - construction	28,077	25,213
Real estate - other	72,795	76,092
Consumer	2,876	2,866
Other	—	29
TOTAL LOANS	133,881	133,691
Net deferred loan fees	(430)	(460)
Allowance for credit losses	(1,224)	(1,183)
NET LOANS	132,227	132,048
Premises and equipment	8,243	8,314
Deferred taxes	219	329
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	923	923
Accrued interest and other assets	1,515	1,568
TOTAL ASSETS	$183,081	$185,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$37,543	$40,583
Money market and NOW	48,524	45,092
Savings	8,240	8,856
Time deposits of $100,000 or more	56,187	58,984
Other time deposits	15,533	15,434
TOTAL DEPOSITS	166,027	168,949
Note payable	—	45
Junior subordinated debt securities	5,155	5,155
Other liabilities	272	332
TOTAL LIABILITIES	171,454	174,481

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 676,100 in 2006 and 674,100 in 2005	7,004	6,950
Retained earnings	4,693	4,373
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities	(70)	(80)
TOTAL STOCKHOLDERS’ EQUITY	11,627	11,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,081	$185,724

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENT OF OPERATIONS (unaudited)

For the Years Ended March 31, 2006 and 2005

	For the Three Months Ended
	March 31,
(In Thousands, except for per share numbers)	2006	2005
Interest income:
Interest and fees on loans	$2,917	$2,120
Interest on investment securities	56	80
Interest on federal funds sold	242	84
Other interest income	8	6

TOTAL INTEREST INCOME	3,223	2,290

Interest expense:
Interest on money market and NOW accounts	267	106
Interest on savings deposits	27	12
Interest on time deposits	676	320
Interest on junior subordinated debt securities	109	86
TOTAL INTEREST EXPENSE	1,079	524

Net interest income	2,144	1,766
Provision for loan losses	40	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,104	1,766

Noninterest income:
Service charges on deposit accounts and other	76	75
Gain on sale of loans and servicing fees	129	39
Gain on sale of real estate	—	47
Gain on sale of securities	—	—

TOTAL NONINTEREST INCOME	205	161

Noninterest expense:
Salaries and benefits	913	859
Net occupancy expense (net of rental income)	138	121
Equipment expense	86	80
Other expense	633	431

TOTAL NONINTEREST EXPENSE	1,770	1,491

INCOME BEFORE TAXES	539	436
Income taxes	219	176
NET INCOME	$320	$260

Per share data
Earnings per share - Basic	$0.47	$0.40
Earnings per share - Diluted	$0.45	$0.37

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

					Accumulated
	Common Stock				Other
	Number of		Comprehensive	Retained	Comprehensive
(In Thousands, Except Number of Shares)	Shares	Amount	Income	Earnings	Income	Total
Balance at January 1, 2005	652,700	$6,641		$3,393	(61)	$9,973
Exercise of stock options, including the realization of tax benefits of $22,417	21,400	309				309
Cash dividends				(118)		(118)
Comprehensive Income
Net income			2,122	1,098		1,098
Unrealized loss on available-for-sale securities, net of taxes of $13,024			(19)		(19)	(19)
Total comprehensive income			$2,103

Balance at December 31, 2005	674,100	$6,950		$4,373	$(80)	$11,243
Exercise of stock options including the realization of $7,716 in tax benefits	2,000	35				35
Stock-based compensation expense		19				19
Comprehensive Income
Net income			320	320		320
Unrealized loss on available-for-sale securities, net of taxes of $6,716			10		10	10
Total comprehensive income			$2,433

Balance at March 31, 2006	676,100	$7,004		$4,693	$(70)	$11,627

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31, 2006 and 2005

	For the Three Months Ended
	March 31,
(In Thousands)	2006	2005

Operating activities
Net income	$320	$260
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation and amortization	125	115
Provision for credit losses	40	—
Stock-based compensation	19	—
Gain on sale of loans	(127)	—
Other items - net	96	464
Net cash provided by operating activities	473	839

Investing activities
Net increase in loans	(1,609)	(6,086)
Proceeds from loans sold	1,516	—
Net Proceeds/Purchase of premises and equipment	(53)	55
Net cash provided (used) by investing activities	(146)	(6,031)

Financing activities
Increase in deposits	(2,922)	4,116
Principle payments on notes payable	(45)	(45)
Proceeds from exercise of options, including tax benefits	36	107
Net cash provided (used) by financing actvities	(2,931)	4,178

Increase in cash and cash equivalents	(2,604)	(1,014)

Cash and cash equivalents at beginning of period	34,670	20,690

Cash and cash equivalents at end of period	$32,066	$19,676

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

Had previously recognized compensation cost (prior to 2006) for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123R, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended
	March 31,
	2005	2004

Net Income:
As reported	$320	$260
Stock-based compensation using the intrinsic value method	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	—	(14)
Pro Forma net income	$320	$246

Basic earnings per share:
As reported	$0.47	$0.40
Proforma	$0.47	$0.38

Diluted earnings per share:
As reported	$0.45	$0.37
Pro forma	$0.45	$0.36

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

Overview

Earnings Summary

Consolidated net income for the three months ended March 31, 2006 was $320,000 or $0.45 diluted earnings per share compared to net income of $260,000 or $0.37 diluted earnings per share for the same period during 2005.

Balance Sheet Summary

As of March 31, 2006, total consolidated assets of Coast Bancorp were $183.1 million in comparison to total assets of $185.7 million as of December 31, 2005. This represents a decrease of $2.6 million, or 1.40%. The decrease in noninterest-bearing demand accounts was offset by the increase in money market and NOW accounts. Time deposits of $100,000 or more decreased due to competitive interest rates offered at other institutions. The Company has responded and adjusted rates to remain strategically positioned in the market. Compared to total assets of $164.5 million at March 31, 2005, the Company has increased assets by $18.6 million, or 11.31%, over the last twelve months. These increases are the result of expansion of our customer base and overall growth in money market, NOW and time deposits accounts.

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

Income Taxes

Due to the Company’s increased net income before taxes of $539,000 for the quarter ended March 31, 2006 as compared $436,000 for the same period in 2005, the Company recorded a higher tax provision. The tax provision for the first quarter of 2006 was $219,000 as compared to $176,000 during the same period in 2005.

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

Stockholders equity at March 31, 2006 was $11.6 million, compared to $11.2 at December 31, 2005. Stockholders equity increased primarily from net income of $320,000.

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

Coast Bancorp and the Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies. The ratios for the Company are as follows:

			Coast	Coast
	Regulatory Standard		National Bank	Bancorp
	Adequately	Well	As of	As of
	Capitalized	Capitalized	March 31, 2006	March 31, 2006
Total risk-based capital ratio	8.00%	10.00%	11.50%	12.68%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.67%	10.98%
Tier 1 leverage capital ratio	4.00%	5.00%	9.06%	8.56%

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

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST BANCORP

Date:	May 18, 2006	/s/Jack C. Wauchope
Jack C. Wauchope
President/Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

Date:	May 18, 2006	/s/Karan C. Pohl
Karan C. Pohl, CPA
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)