Form 10QSB
period 2006-06-30
COAST BANCORP/CA
filed 2006-08-14
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common Stock – As of August 1, 2006, there were 676,100 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one)                       Yes:    ☐     No:     ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS; CHANGES IN THE SECURITIES MARKETS; THE ABILITY TO SATISFY THE REQUIREMENTS OF THE SARBANES-OXLEY ACT AND OTHER REGULATIONS GOVERNING INTERNAL CONTROLS; AND POTENTIAL ECONOMIC EFFECT OF THE WAR ON TERRORISM AND THE WAR IN IRAQ AND AFGHANISTAN .

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

COAST BANCORP

INDEX

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Statements of Financial Condition
Statements of Operations
Statement of Changes in Stockholders’ Equity
Cash Flow Statement
Notes to Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Net Interest Income
Non-Interest Income
Non-Interest Expense
Income Taxes
Investment Portfolio
Loan Portfolio
Asset Quality
Provision for Loan Losses
Funding
Return on Equity and Assets
Capital Resources
Liquidity

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Item 2 – Unregistered Sales of Securities and Use of Proceeds
Item 3 – Defaults upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits

SIGNATURES

COAST BANCORP & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

June 31, 2006 and December 31, 2005

ITEM I - FINANCIAL STATEMENTS

	June 30,	December 31,
(In thousands)	2006	2005
ASSETS
Cash and due from banks	$9,367	$9,770
Federal funds sold	14,950	24,900
TOTAL CASH AND CASH EQUIVALENTS	24,317	34,670

Investment securities available for sale	6,906	7,872

Loans:
Commercial	34,131	29,491
Real estate - construction	32,250	25,213
Real estate - other	72,634	76,092
Consumer	4,695	2,866
Other	4	29
TOTAL LOANS	143,714	133,691
Net deferred loan fees	(454)	(460)
Allowance for credit losses	(1,244)	(1,183)
NET LOANS	142,016	132,048
Premises and equipment	8,151	8,314
Deferred taxes	124	329
Federal Reserve Bank and FHLB stock, at cost	938	923
Accrued interest and other assets	1,455	1,568
TOTAL ASSETS	$183,907	$185,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$44,215	$40,583
Money market and NOW	46,905	45,092
Savings	7,278	8,856
Time deposits of $100,000 or more	53,518	58,984
Other time deposits	14,570	15,434
TOTAL DEPOSITS	166,486	168,949
Notes payable	—	45
Junior subordinated debt securities	5,155	5,155
Other liabilities	274	332
TOTAL LIABILITIES	171,915	174,481
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 676,100 in 2006 and 674,100 in 2005	7,024	6,950
Retained earnings	5,026	4,373
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities	(58)	(80)
TOTAL STOCKHOLDERS’ EQUITY	11,992	11,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,907	$185,724

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENT OF OPERATIONS (unaudited)

For the Years Ended June 30, 2006 and 2005

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In thousands, except for per share numbers)
Interest income:
Interest and fees on loans	$3,199	$2,498	$6,116	$4,618
Interest on investment securities	52	81	108	161
Interest on federal funds sold	204	67	446	151
Other interest income	22	21	30	27

TOTAL INTEREST INCOME	3,477	2,667	6,700	4,957

Interest expense:
Interest on money market and NOW accounts	343	140	610	246
Interest on savings deposits	31	21	58	33
Interest on time deposits	693	437	1,369	757
Interest on junior subordinated debt securities	117	92	226	178

TOTAL INTEREST EXPENSE	1,184	690	2,263	1,214

Net interest income	2,293	1,977	4,437	3,743
Provision for loan losses	20	—	60	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,273	1,977	4,377	3,743

Noninterest income:
Service charges on deposit accounts and other	90	50	166	125
Gain on sale of loans and servicing fees	17	68	146	107
Gain on sale of real estate	—	—	—	47
Gain on sale of securities	—	—	—	—

TOTAL NONINTEREST INCOME	107	118	312	279

Noninterest expense:
Salaries and benefits	962	808	1,875	1,667
Net occupancy expense (net of rental income)	125	116	263	237
Equipment expense	83	82	169	162
Other expense	660	539	1,293	970

TOTAL NONINTEREST EXPENSE	1,830	1,545	3,600	3,036

INCOME BEFORE TAXES	550	550	1,089	986
Income taxes	217	282	436	458
NET INCOME	$333	$268	$653	$528

Per share data
Earnings per share - Basic	$0.49	$0.40	$0.97	$0.79
Earnings per share - Diluted	$0.47	$0.37	$0.93	$0.73

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

					Accumulated
	Common Stock				Other
	Number of		Comprehensive	Retained	Comprehensive
(In Thousands, Except Number of Shares)	Shares	Amount	Income	Earnings	Income	Total
Balance at January 1, 2005	652,700	$6,641		$3,393	(61)	$9,973
Exercise of stock options, including the realization of tax benefits of $22,417	21,400	309				309
Cash dividends				(118)		(118)
Comprehensive Income
Net income			$1,098	1,098		1,098
Unrealized loss on available-for-sale securities, net of taxes of $13,024			(19)		(19)	(19)
Total comprehensive income			$1,079

Balance at December 31, 2005	674,100	$6,950		$4,373	$(80)	$11,243
Exercise of stock options including the realization of $7,716 in tax benefits	2,000	36				36
Stock-based compensation expense		38				38
Comprehensive Income
Net income			$653	653		653
Unrealized loss on available-for-sale securities, net of taxes of $14,783			22		22	22
Total comprehensive income			$675

Balance at June 30, 2006	676,100	$7,024		$5,026	$(58)	$11,992

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30, 2006 and 2005

	For the Six Months Ended June 30,
(In thousands)	2006	2005
Operating activities:
Net income	$653	$528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	235
Provision for credit losses	60	—
Stock-based compensation	38	—
Gain on sale of loans	(176)	—
Other items - net	239	239
Net cash provided by operating activities	1,063	1,002

Investing activities:
Net increase in loans	(12,024)	(13,979)
Proceeds from loans sold	2,179	592
Proceeds of Federal Reserve Bank and Federal Home Loan Bank stock	(15)	(27)
Proceeds from maturities of available-for-sale securities	1,000	—
Net proceeds/purchase of premises and equipment	(84)	124
Net cash used by investing activities	(8,944)	(13,290)

Financing activities:
Increase (decrease) in deposits	(2,463)	10,487
Principle payments on notes payable	(45)	(51)
Proceeds from exercise of options, including tax benefits	36	239
Net cash provided (used) by financing actvities	(2,472)	10,675

Decrease in cash and cash equivalents	(10,353)	(1,613)

Cash and cash equivalents at beginning of period	34,670	20,690

Cash and cash equivalents at end of period	$24,317	$19,077

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month period ended June 30, 2006 and 2005 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	Shares	Shares	Shares	Shares
Used in Basic EPS	676,100	669,973	675,341	667,202
Dilutive Effect of Outstanding Stock Options	26,362	53,802	25,235	53,802
Used in Earnings Per Share - Diluted	702,462	723,775	700,576	721,004

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

The Company has adopted this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  In addition, the unvested portion of previously awarded options have also been recognized as expense during the first six months of 2006.  During the half of 2006, $37,349 was expensed by the Company for stock option related compensation.

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

Had previously recognized compensation cost (prior to 2006) for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123R, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income:
As Reported	$333	$268	$653	$528
Stock-Based Compensation using the Intrinsic Value Method	—	—	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	—	(14)	—	(28)
Pro Forma Net Income	$333	$254	$653	$500

Basic Earnings Per Share:
As Reported	$0.49	$0.40	$0.97	$0.79
Proforma	$0.49	$0.38	$0.97	$0.75

Diluted Earnings Per Share:
As Reported	$0.47	$0.37	$0.93	$0.73
Pro Forma	$0.47	$0.36	$0.93	$0.72

Note 4                    Current Accounting Pronouncements

As discussed in the preceding note, SFAS No.123 (R) became effective January 1, 2006 and has been fully implemented by the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  The statement amends SFAS no. 140 by  (1) requiring the separate accounting for servicing assets and servicing liablilties, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  The Company must adopt the statement no later than January 1, 2007.  Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  The Company must adopt the interpretation by January 1, 2007.  Management does not expect that the adoption of this new interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy and simulation’s of changes in interest rates.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Description of Business

Coast Bancorp

Coast Bancorp, (the “Bancorp” or “Coast Bancorp”) headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for June 30, 2006 and comparative information for December 31, 2005 and June 30, 2005 is inclusive of the consolidated Company.

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

As of June 30, 2006, the Bank had a total of 73 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 69 positions.  The Bank values its employees.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results.  Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies.  The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.  For example, the Company’s determination of the adequacy of its allowance for credit losses is particularly susceptible to management’s judgment and estimates.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.  The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans.

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

Overview

Earnings Summary

For the three months ended June 30, 2006 the Bancorp reported consolidated net income of $333,000 or $0.47 diluted earnings per share compared to net income of $268,000 and $0.37 diluted earnings per share for the same period during 2005, a 24.25% increase.  For the six months ended June 30, 2006 the Bancorp reported consolidated net income of $653,000 or $0.93 diluted earnings per share compared to consolidated net income of $528,000 or $0.73 diluted earnings per share for the same period in 2005, a 23.67% increase.  The increase in net income was due in part to an increase in loans and loan income.

Balance Sheet Summary

As of June 30, 2006, total consolidated assets of Coast Bancorp were $183.9 million in comparison to total assets of $185.7 million as of December 31, 2005. This represents a decrease of $1.8 million, or 0.98%.  The increase in noninterest-bearing demand, money market and Now accounts was offset by a decrease in time deposits. The Company has been strategically reducing the amount of time deposits over $100,000 as a percentage of total deposits while remaining competitive with customers that have existing relationships with the Company. Compared to total consolidated assets of $171.2 million at June 30, 2005, the Company has increased assets by $12.7 million, or 7.40%, over the last twelve months.  These increases are the result of expansion of our customer base.

The Bank has continued to grow its loan portfolio.  Total loans as of June 30, 2006 were $143.7 million in comparison to total loans of $133.7 million as of December 31, 2005.  This represents an increase of $10.0 million, or 7.5%.  Compared to total loans of $129.7 million at June 30, 2005, the Company has increased loans by $14.0 million, or 10.82%, over the last twelve months. The loan portfolio has grown as a result of continued strong loan demand in the Bank’s market area and the Bank has drawn on Fed funds to fund this growth.

Total deposits as of June 30, 2006 were $166.5 million in comparison to total deposits of $169.0 million as of December 31, 2005.  This represents a decrease of $2.5 million, or 1.46%. The decrease is due to the Company’s realignment of time deposits over $100,000 as a percentage of total deposits. Compared to total deposits of $155.0 million at June 30, 2005, the Company has increased deposits by $11.5 million, or 7.4%, over the last twelve months.  This increase is due to the overall growth in our noninterest-bearing demand deposits, money market and NOW accounts.

Earnings Analysis

Net Interest Income

A significant component of the Bank’s earnings is from net interest income.  Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (“the interest rate spread”).   Net interest income after provision for credit losses was $2,273,000 for the quarter ended June 30, 2006, compared to $1,977,000 for the quarter ended June 30, 2005, representing an increase of 14.97%.  Net interest income after provision for credit losses was $4,377,000 for the six months ended June 30, 2006, compared to $3,743,000 for the six months ended June 30, 2005, representing an increase of 16.94%.  This increase was primarily the result of growth in interest earning assets generated by the Banks’ branches and the increase in interest rates.

The following tables present, for the three months and six months ended June 30, 2006 and 2005, the distribution of average assets, liabilities and shareholders’ equity.  In addition, the total amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates are also presented.  Non-accrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded (dollar amounts in thousands).

	Distribution of Assets, Liabilities and Shareholders’ Equity
	For the Three Months Ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Rate Paid	Balance	or Paid	Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$7,679	$52	2.72%	$12,776	$81	2.54%
Federal Funds Sold	16,539	204	4.95%	9,246	67	2.91%
Other Earning Assets	932	22	9.47%	903	21	9.33%
Loans	139,404	3,199	9.20%	126,774	2,498	7.90%

Total Interest-Earning Assets	164,554	3,477	8.48%	149,699	2,667	7.15%

Cash and Due from Bank	8,018			9,630
Premises and Equipment	8,190			8,385
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,572			1,769
Allowance For Loan Losses	(1,224)			(1,168)

Total Assets	$181,110			$168,315

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$45,864	$343	3.00%	$37,827	$140	1.48%
Savings	7,649	31	1.63%	8,876	21	0.95%
Time Deposits under $100,000	15,252	142	3.73%	13,847	76	2.20%
Time Deposits of $100,000 or More	54,137	551	4.08%	51,041	361	2.84%
Trust Preferred Securities	5,155	117	9.10%	5,155	92	7.16%

Total Interest-Bearing Liabilities	128,057	1,184	3.71%	116,746	690	2.37%

Non-Interest Bearing Liabilities
Demand Deposits	40,831			40,703
Other Liabilities	413			356
Shareholders’ Equity	11,809			10,510

Total Liabilities and Shareholders’ Equity	$181,110			$168,315

Net Interest Income		$2,293			$1,977

Net Yield on Interest-Earning Assets			5.59%			5.30%

	Distribution of Assets, Liabilities and Shareholders’ Equity
	For the Six Months Ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Rate Paid	Balance	or Paid	Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$7,775	$108	2.80%	$12,824	$161	2.53%
Federal Funds Sold	19,249	446	4.67%	11,644	151	2.62%
Other Earning Assets	927	30	6.53%	893	27	6.10%
Loans	136,596	6,116	9.03%	122,174	4,618	7.62%

Total Interest-Earning Assets	164,547	6,700	8.21%	147,535	4,957	6.78%

Cash and Due from Bank	8,047			9,462
Premises and Equipment	8,231			8,515
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,625			1,820
Allowance For Loan Losses	(1,209)			(1,168)

Total Assets	$181,241			$166,164

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$44,952	$610	2.74%	$37,142	$246	1.34%
Savings	8,005	58	1.46%	8,633	33	0.77%
Time Deposits under $100,000	15,370	271	3.56%	14,122	137	1.96%
Time Deposits of $100,000 or More	55,607	1,098	3.98%	49,598	620	2.52%
Trust Preferred Securities	5,155	226	8.84%	5,155	178	6.96%

Total Interest-Bearing Liabilities	129,089	2,263	3.54%	114,650	1,214	2.14%

Non-Interest Bearing Liabilities
Demand Deposits	40,084			40,769
Other Liabilities	451			394
Shareholders’ Equity	11,617			10,351

Total Liabilities and Shareholders’ Equity	$181,241			$166,164

Net Interest Income		$4,437			$3,743

Net Yield on Interest-Earning Assets			5.44%			5.12%

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change”.  It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change”.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing deposit accounts, and the amount of change attributable to volume and rate changes for the six months ended June 30, 2006 and 2005.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollar amounts in thousands).

	Six Months Ended June 30, 2006			Three Months Ended June 30, 2006
	compared to the			compared to the
	Six Months Ended June 30, 2005			Three Months Ended June, 30, 2005
	Increase (Decrease) in interest income and			Increase (Decrease) in interest income and
	expense due to change in:			expense due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$(97)	$44	$(53)	$(62)	$33	$(29)
Federal Funds Sold	134	161	295	72	65	137
Other Earning Assets	1	2	3	1	0	1
Loans	584	914	1,498	264	437	701
Total Interest Income	622	1,121	1,743	275	535	810

Interest-Bearing Liabilities
Transaction Accounts	62	302	364	36	167	203
Savings	(7)	32	25	(18)	28	10
Time Deposits	13	121	134	8	58	66
Time Deposits $100,000 or more	82	396	478	23	167	190
Trust Preferred	—	48	48	—	25	25
Total Interest Expense	150	899	1,049	49	445	494

Net Interest Income	$473	$221	$694	$226	$90	$316

The following table sets forth the components of net interest income, average earning assets and net interest margin (in thousands):

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2006	2005	2006	2005	2005

Interest Income	$3,477	$2,667	$6,700	$4,957	$10,903
Interest Expense	1,184	690	2,263	1,214	3,171

Net Interest Income	$2,293	$1,977	$4,437	$3,743	$7,732

Average Earning Assets	$164,554	$149,699	$164,547	$147,535	$154,573
Net Interest Margin	5.59%	5.30%	5.44%	5.12%	5.00%

Interest expense was $1,184,000 for the quarter ended June 30, 2006 compared to $690,000 for the quarter ended June 30, 2005, representing an increase of 71.59%.  Interest expense was $2,263,000 for the six months ended June 30, 2006, compared to $1,214,000 for the six months ended June 30, 2005, an increase of 86.41%.  These increases reflect higher interest rates paid to all interest bearing accounts.

The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense between reporting periods irrespective of the growth of the Company’s assets.  The net interest margin increased 0.29% to 5.59% for the quarter ended June 30, 2006 as compared to 5.30% for the quarter ended June 30, 2005.  The net interest margin, 5.44% for the six months ending June 30, 2006 was 0.32% higher than the comparable figure, 5.12%, for the six month period ending June 30, 2005.  These increases are primarily due to the continued growth of quality loans and the Bank’s ability to respond to the changes in interest rates.

Non-Interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the three months ended June 30, 2006 totaled $107,000 compared to $118,000 for the same period in 2005, a 9.32% decrease. Non-interest income for the six months ended June 30, 2006 totaled $312,000 compared to $279,000 for the same period in 2005, an 11.83% increase.  For the six months ended June 30, 2006, the increase in non-interest income was due to both an increase in service charges on deposits accounts, servicing fees and realized gains on the sale of the guaranteed portion of government guaranteed loans.  It has been the Company’s policy to sell securities due in one year if the gain will result in higher income after reinvesting the proceeds.

Non-Interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Non-interest expense for the three months ended June 30, 2006 totaled $1,830,000 compared to $1,545,000 for the same period in 2005 for an increase of 18.45%.  Non-interest expense for the six months ended June 30, 2006 totaled $3,600,000 compared to $3,036,000 for the same period in 2005 for an increase of 18.58%.  The increase is primarily due to an overall rise in salary and benefit expenses and an increase in promotional expenses.  The number of fulltime equivalent employees necessary to provide superior customer service was 69.2 in June 2006 as compared to 60.8 in June 2005.  The continuing growth of the Bank’s government guaranteed lending department specializing in Small Business Administration lending programs, and the overall expansion of the Bank’s customer base also contribute to the increase.

Income Taxes

The Company recorded a $217,000 tax provision during the three months ended June 30, 2006 compared to $282,000 during the same period in 2005.  The Company recorded a $436,000 tax provision for the six months ended June 30, 2006 compared to $458,000 during the same period in 2005. The decrease in the tax provisions, despite the steady to increasing income for the three months and six months ended June 30, 2006, is a result of a timing issue regarding the Bancorp’s tax adjustment for the tax benefit it provides the Bank.  In 2006, this adjustment has been performed on a quarterly basis where as in 2005 the provision was made at the end of the year.

Balance Sheet Analysis

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006			December 31, 2005
			Weighted
	Book	Market	Average	Book	Market
	Value	Value	Yield	Value	Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$—	$—	0.00%	$—	$—
One to Five Years	—	—	0.00%	—	—
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury Securities	—	—	0.00%	—	—

U.S. Government and Agency Securities
Within One Year	6,003	5,924	2.92%	4,992	4,920
One to Five Years	1,002	982	3.00%	3,015	2,952
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury and Government Agency Securities	7,005	6,906	2.96%	8,007	7,872
Mutual Funds	—	—		—	—
Mortgage Backed Securities	—	—		—	—
Total Available-for-Sale Securities	$7,005	$6,906	2.96%	$8,007	$7,872

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes.  At June 30, 2006, the carrying values of securities pledged to secure public deposits and other purposes were $982,000 or 14.22% of available for sale securities.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Loans
Commercial	$34,131	$29,491
Real Estate - Construction	32,250	25,213
Real Estate - Other	72,634	76,092
Consumer	4,695	2,866
Other	4	29
Total Loans	143,714	133,691
Net Deferred Loan Costs (Fees)	(454)	(460)
Allowance for Loan Losses	(1,244)	(1,183)
Net Loans	$142,016	$132,048

Commitments
Standby Letters of Credit	$3,156	$2,589
Undisbursed Loans and Commitments to Grant Loans	47,728	57,356
Total Commitments	$50,884	$59,945

Asset Quality

As of June 30, 2006 the Company had no loans on non-accrual and no loans 90 day past due and still accruing. As of June 30, 2005, the Company had one loan on non-accrual and no loans 90 days or more past due and still accruing.  As of December 31, 2005 the company had one loan on non-accrual of $15,185.63 and no loans 90 days past due and still accruing.

As of June 30, 2006 and 2005 the Company had no OREO or restructured loans.

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

The Company made a $60,000 contribution to the allowance for loan losses for the six months ended June 30, 2006 compared to no contribution having been made in the same period in 2005.  Management believes that the allowance, which equals 0.89% of gross loans at June 30, 2006, is adequate to cover future losses.  The allowance for loan losses at December 31, 2005 was 0.88% of gross loans.

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Outstanding Net Loans
Average for the Year	$140,216	$127,746	$137,419	$123,145

Allowance for Loan Losses:
Balance, beginning of period	$1,224	$1,168	$1,183	$1,168
Actual Charge-Offs:
Commercial	1	—	1	—
Consumer	—	—	—	—
Real Estate	—	—	—	—
Total Charge-Offs	1	—	1	—

Less Recoveries:
Commercial	—	—	—	—
Consumer	1	—	2	—
Real Estate	—	—	—	—
Total Recoveries	1	—	2	—

Net Loans Recovered (Charged-Off)	—	—	1	—
Provision for Loan Losses	20	—	60	—
Balance, end of period	$1,244	$1,168	$1,244	$1,189

Ratios:
Net Loans Charged-Off to Average Loans	0.00%	0.00%	0.00%	0.00%
Allowance for Loan Losses to Total Loans	0.87%	0.91%	0.91%	0.97%
Net Loans Recovered (Charged-Off) to Beginning Allowance for Loan Losses	0.00%	0.00%	0.08%	0.00%
Net Loans Recovered (Charged-Off) to Provision for Loan Losses	0.00%	0.00%	1.67%	0.00%
Allowance for Loan Losses to Non-performing Loans	n/a	n/a	n/a	n/a

Funding

Deposits are our primary source of funds.  At June 30, 2006, we had a deposit mix of 45.27% in time and savings deposits, 28.17% in money market and NOW deposits, and 26.56% in non-interest-bearing demand deposits.  Our net interest income is enhanced by our percentage of non-interest-bearing deposits.

Return on Equity and Assets

The following table sets forth several key operating ratios for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
Return on Average Assets	0.73%	0.64%
Return on Average Equity	10.65%	9.59%
Dividend Payout Ratio	0.00%	0.00%
Average Stockholder’s Equity to Average Total Assets	6.82%	6.69%

Capital Resources

Stockholders’ equity at June 30, 2006 was $11.992 million, compared to $11.243 million at December 31, 2005.  Stockholders’ equity increased primarily from net income of $653,000.

The Company is required to meet certain minimum risk-based capital guidelines and leverage ratios set by the bank regulatory authorities. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentives to holding liquid, low risk assets.  The leverage ratio consists of tangible Tier 1 capital divided by average total assets.

Both Coast Bancorp and the Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Bank are as follows:

			Coast	Coast
	Regulatory Standard		National Bank	National Bank
	Adequately	Well	As of	As of
	Capitalized	Capitalized	June 30, 2006	December 31, 2005
Total Risk-Based Capital Ratio	8.00%	10.00%	11.65%	11.52%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	10.82%	10.70%
Tier 1 Leverage Capital Ratio	4.00%	5.00%	9.31%	8.75%

			Coast	Coast
	Regulatory Standard		Bancorp	Bancorp
	Adequately	Well	As of	As of
	Capitalized	Capitalized	June 30, 2006	December 31, 2005
Total Risk-Based Capital Ratio	8.00%	10.00%	12.33%	11.73%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	10.80%	10.04%
Tier 1 Leverage Capital Ratio	4.00%	5.00%	8.91%	8.61%

Liquidity

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

Item 3.  Controls and Procedures

Based on their evaluation as of June 30, 2006 of the filing of this Form-10QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  Coast Bancorp’s 2006 Annual Meeting of Shareholders was held on June 20, 2006 (the “Meeting”).  The Meeting involved the following proposals:

1.               To elect nine (9) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.               To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2006 fiscal year, and

(b)                                 Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There were no solicitations in opposition to management’s nominees as listed in the proxy statement, and all such nominees were elected.

On Proposal No. 2 to approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2006 fiscal year, 474,404 shares voted in favor of approval, none voted against approval, and 833 abstained, and there were zero (0) broker non-votes.  Accordingly, Proposal No. 2 was passed by the shareholders.

(c)                                  There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a)                                  EXHIBITS

Exhibit 11 -  EARNINGS PER SHARE (see note 2 under Item 1-Basis of Presentation on page16 of this report)

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

COAST BANCORP

Date:	August 14, 2006	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board
President/Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2006	/s/ Karan C. Pohl
Karan C. Pohl, CPA
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)