Form 10QSB
period 2006-09-30
COAST BANCORP/CA
filed 2006-11-13
CIK 1141575

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock – As of October 26, 2006, there were 676,100 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one)       Yes:    ☐    No:    ☒

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDE FORWARD-LOOKING INFORMATION WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE “SAFE HARBOR” CREATED BY THOSE SECTIONS.  THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING FACTORS: COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY; CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS A DETERIORATION IN CREDIT QUALITY AND AN INCREASE IN THE PROVISION FOR POSSIBLE LOAN LOSSES; CHANGES IN THE REGULATORY ENVIRONMENT; CHANGES IN BUSINESS CONDITIONS, PARTICULARLY IN SAN LUIS OBISPO COUNTY; VOLATILITY OF RATE SENSITIVE DEPOSITS; OPERATIONAL RISKS INCLUDING DATA PROCESSING SYSTEMS FAILURES OR FRAUD; ASSET/LIABILITY MATCHING RISKS AND LIQUIDITY RISKS;  CHANGES IN THE SECURITIES MARKETS; THE ABILITY TO SATISFY THE REQUIREMENTS OF THE SARBANES-OXLEY ACT AND OTHER REGULATIONS GOVERNING INTERNAL CONTROLS; AND POTENTIAL ECOMONMIC EFFECT OF THE WAR ON TERRORISM AND THE WAR IN IRAQ AND AFGHANISTAN.

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

INDEX

COAST BANCORP

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheets
Statements of Operations
Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Item 6 – Exhibits

SIGNATURES

COAST BANCORP & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

September 30, 2006 and December 31, 2005

PART I – FINANCIAL INFORMATION

	September 30,	December 31,
(in thousands)	2006	2005
ASSETS

Cash and due from banks	$8,889	$9,770
Federal funds sold	8,400	24,900
TOTAL CASH AND CASH EQUIVALENTS	17,289	34,670

Investment securities available for sale	6,968	7,872

Loans:
Commercial	38,706	29,491
Real estate - construction	33,375	25,213
Real estate - other	67,346	76,092
Consumer	5,376	2,866
Other	—	29
TOTAL LOANS	144,803	133,691
Net deferred loan fees	(458)	(460)
Allowance for credit losses	(1,301)	(1,183)
NET LOANS	143,044	132,048
Premises and equipment	8,112	8,314
Deferred taxes	345	329
Federal Reserve Bank and FHLB stock, at cost	946	923
Accrued interest and other assets	1,599	1,568
TOTAL ASSETS	$178,303	$185,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$38,291	$40,583
Money market and NOW	50,720	45,092
Savings	6,871	8,856
Time deposits of $100,000 or more	49,793	58,984
Other time deposits	14,588	15,434
TOTAL DEPOSITS	160,263	168,949
Notes payable	—	45
Junior subordinated securities	5,155	5,155
Other liabilities	374	332
TOTAL LIABILITIES	165,792	174,481

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 676,100 in 2006 and 674,100 in 2005	7,042	6,950
Retained earnings	5,491	4,373
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities	(22)	(80)
TOTAL STOCKHOLDERS’ EQUITY	12,511	11,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,303	$185,724

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENTS OF OPERATIONS (unaudited)

For the Periods ended September 30, 2006 and 2005

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except for per share numbers)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$3,453	$2,682	$9,569	$7,300
Interest on investment securities	57	77	165	238
Interest on federal funds sold	136	145	582	296
Other interest income	17	13	47	40

TOTAL INTEREST INCOME	3,663	2,917	10,363	7,874

Interest expense:
Interest on money market and NOW accounts	382	181	992	427
Interest on savings deposits	35	22	93	55
Interest on time deposits	715	598	2,084	1,355
Interest on junior subordinated debt securities	125	99	351	277

TOTAL INTEREST EXPENSE	1,257	900	3,520	2,114

Net interest income	2,406	2,017	6,843	5,760
Provision for credit losses	56	20	116	20

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,350	1,997	6,727	5,740

Noninterest income:
Service charges on deposit accounts and other	114	50	280	175
Gain on sale of loans and net servicing fees	104	(9)	250	98
Gain on sale of premises and equipment	15	5	15	47
Gain on sale of securities	—	—	—	5

TOTAL NONINTEREST INCOME	233	46	545	325

Noninterest expense:
Salaries and benefits	985	835	2,860	2,502
Net occupancy expense (net of rental income)	104	126	367	363
Equipment expense	77	81	246	243
Other expense	634	519	1,927	1,489

TOTAL NONINTEREST EXPENSE	1,800	1,561	5,400	4,597

INCOME BEFORE TAXES	783	482	1,872	1,468
Income taxes	318	234	754	692
NET INCOME	$465	$248	$1,118	$776
Per share data:
Earnings per share - Basic	$0.69	$0.37	$1.65	$1.16
Earnings per share - Diluted	$0.66	$0.35	$1.59	$1.09

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

					Accumulated
	Common Stock				Other
	Number of		Comprehensive	Retained	Comprehensive
(In thousands, except number of Shares)	Shares	Amount	Income	Earnings	Income	Total
Balance at January 1, 2005	652,700	$6,641		$3,393	$(61)	$9,973
Exercise of stock options, including the realization of tax benefits of $22,417	21,400	309				309
Cash dividends				(118)		(118)
Comprehensive Income
Net income			$1,098	1,098		1,098
Unrealized losses on available-for-sale securities, net of taxes of $13,024			(19)		(19)	(19)
Total comprehensive income			$1,079

Balance at December 31, 2005	674,100	$6,950		$4,373	$(80)	$11,243
Exercise of stock options, including the realization of tax benefits of $7,716	2,000	36				36
Stock based compensation expense		56				56
Comprehensive Income
Net income			1118	1,118		1,118
Unrealized gain (losses) on available-for-sale securities, net of taxes of $40,188			58		58	58
Total comprehensive income			$1,176

Balance at September 30, 2006	676,100	$7,042		$5,491	$(22)	$12,511

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months ended September 30, 2006 and 2005

	For the Nine Months Ended
	September 30,
(In thousands)	2006	2005

Operating activities:
Net income	$1,118	$776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355	373
Provision for credit losses	116	20
Stock based compensation	56	—
Gain on sale of loans	(312)	—
Other items - net	(64)	280
Net cash provided by operating activities	1,269	1,449

Investing activities:
Net increase in loans	(14,546)	(10,114)
Proceeds from loans sold	3,749	—
Proceeds of Federal Reserve Bank and Federal Home Loan Bank stock	(23)	(33)
Proceeds from the sale and maturity of available-for-sale securities	1,000	2,000
Purchase of premises and equipment	(135)	86
Net cash used by investing activities	(9,955)	(8,061)

Financing activities:
Increase (decrease) in deposits	(8,686)	18,115
Principle payments on notes payable	(45)	(56)
Proceeds from exercise of options, including tax benefits	36	287
Net cash provided (used) by financing actvities	(8,695)	18,346

Increase (decrease) in cash and cash equivalents	(17,381)	11,734

Cash and cash equivalents at beginning of period	34,670	20,690

Cash and cash equivalents at end of period	$17,289	$32,424

The accompanying notes are an integral part of these consolidated financial statements

Item 1. Financial Statements- Continued

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and nine month period ended September 30, 2006 and 2005, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	Shares	Shares	Shares	Shares
Used in Basic EPS	676,100	671,790	675,597	668,179
Dilutive Effect of Outstanding Stock Options	27,219	44,354	25,913	44,354
Used in Earnings Per Share - Diluted	703,319	716,144	701,510	712,533

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

The Company adopted this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  In addition, the unvested portion of previously awarded options have also been recognized as an expense during the first nine months of 2006.  During the first nine months of 2006, $56,024 was expensed by the Company for stock option related compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed companies to use an intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

SFAS No. 123 (R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123 (R), the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  The $7,716 excess tax benefit classified as a financing cash inflow for September 30, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123 (R).

Had previously recognized compensation cost (prior to 2006) for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123R, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income:
As Reported	$465	$248	$1,118	$776
Stock-Based Compensation using the Intrinsic Value Method	—	—	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	—	(10)	—	(30)
Pro Forma Net Income	$465	$238	$1,118	$746

Basic Earnings Per Share:
As Reported	$0.69	$0.37	$1.65	$1.16
Proforma	$0.69	$0.35	$1.65	$1.12

Diluted Earnings Per Share:
As Reported	$0.66	$0.35	$1.59	$1.09
Pro Forma	$0.66	$0.34	$1.59	$1.06

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy and simulations of changes in interest rates and litigation results.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Description of Business

Coast Bancorp

Coast Bancorp, headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented in this Form 10-QSB for September 30, 2006 and comparative information for December 31, 2005 and September 30, 2005 is inclusive of the consolidated Company.

Coast National Bank

Coast National Bank (the “Bank”) was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank.  The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital.  The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California.  Since that time, an additional branch office was opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California and another branch office was opened in July 1999 at 1193 Los Osos Valley Road in Los Osos, California.  In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California and in July 2004 moved to 301 S. Miller Street, Ste. 110 in Santa Maria, California. In December 2005, the office was relocated to 411 Betteravia Rd., Ste 201, Santa Maria, California.  In October 2004 a loan production office was opened in Santa Barbara, California at 15 West Carrillo Street, Ste. 252.  The original lease on this facility expired and the office was closed in September 2005.  The Bank applied for and received approval from the Comptroller of the Currency for another branch office at 2138 Spring Street, Paso Robles, California which opened in March 2005.  The Bank also purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch.  However, the lot was not adequate for the relocation of the branch and on October 26, 2006, the Bank purchased a new lot at 2110 Spring St, Paso Robles, California.  The Bank intends to relocate the Paso Robles branch to this larger lot, sometime in the future. In June 2005, the Bank opened a new loan production office at 7429 N. First St., Ste. 104, Fresno, California.  In July of 2006, the Fresno office was relocated to 466 W. Fallbrook Ave., #109, Fresno, California.

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

As of September 30, 2006, the Bank had a total of 73 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 68 positions.  The Bank values its employees.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Available-for-Sale Securities

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

Overview

Earnings Summary

For the three months ended September 30, 2006 the Company reported consolidated net income of $465,000 or $0.66 diluted earnings per share compared to net income of $248,000 and $0.35 diluted earnings per share for the same period during 2005, a 87.5% increase.  For the nine months ended September 30, 2006 the Bancorp reported consolidated net income of $1,118,000 or $1.59 diluted earnings per share compared to consolidated net income of $776,000 or $1.09 diluted earnings per share for the same period in 2005, a 44.1% increase.  The increase in net income was primarily due to an increase in loans and loan income as well as increases in service charges and gains resulting from the sale of the guaranteed portion of government guaranteed loans.

Balance Sheet Summary

As of September 30, 2006, total consolidated assets of Coast Bancorp were $178.3 million in comparison to total assets of $185.7 million as of December 31, 2005. This represents a decrease of $7.4 million, or 4.0%.  Compared to total consolidated assets of $179.2 million at September 30, 2005, assets have decreased by $903,000, or 0.5%, over the last twelve months.  The decreased quantity of time deposits was somewhat offset by the increased quantity of money market and Now accounts.  The Company has been strategically reducing the amount of time deposits over $100,000 as a percentage of total deposits while remaining competitive with customers that have existing relationships with the Company.

The Bank has continued to grow its loan portfolio.  Gross loans as of September 30, 2006 were $144.8 million in comparison to total loans of $133.7 million as of December 31, 2005.  This represents an increase of $11.1 million, or 8.3%.  Compared to total loans of $126.4 million at September 30, 2005, the Company has increased loans by $18.4 million, or 14.6%, over the last twelve months. The loan portfolio has grown as a result of continued strong loan demand in the Bank’s market area and the Bank has drawn on Fed funds to fund this growth.

Total deposits as of September 30, 2006 were $160.3 million in comparison to total deposits of $169.0 million as of December 31, 2005.  This represents a decrease of $8.7 million, or 5.1%. Compared to total deposits of $162.6 million at September 30, 2005, deposits have decreased by $2.3 million, or 1.4%, over the last twelve months.  These decreases are due to the Company’s strategic realignment of its deposit portfolio.

Earnings Analysis

Net Interest Income

A significant component of the Bank’s earnings is from net interest income.  Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (“the interest rate spread”).   Net interest income after the provision for credit losses was $2,350,000 for the quarter ended September 30, 2006, compared to $1,997,000 for the quarter ended September 30, 2005, representing an increase of 17.7%.  Net interest income after the provision for credit losses was $6,727,000 for the nine months ended September 30, 2006, compared to $5,740,000 for the nine months ended September 30, 2005, representing an increase of 17.2%.  These increases were primarily the result of rising interest rates and loan growth generated by the Banks’ branches. The percentage change in the average interest rate paid on deposits increased faster than the percentage change in the average interest rates earned on loans for both the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005.  However, this was offset by both an increase in net interest margin and a larger increase in loans as compared to deposits for the same time periods.

The following tables present, for the three months and nine months ended September 30, 2006 and 2005, the distribution of average assets, liabilities and shareholders’ equity.  In addition, the total amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates are also presented.  Non-accrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded (dollar amounts in thousands).

	Distribution of Assets, Liabilities and Stockholders’ Equity
	For the Three Months Ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Rate Paid	Balance	or Paid	Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$6,907	$57	3.27%	$12,013	$77	2.54%
Federal Funds Sold	10,367	136	5.20%	16,450	145	3.50%
Other Earning Assets	943	17	7.15%	912	13	5.66%
Loans	144,283	3,453	9.49%	128,431	2,682	8.29%

Total Interest-Earning Assets	162,500	3,663	8.94%	157,806	2,917	7.33%

Cash and Due from Bank	7,288			9,839
Premises and Equipment	8,139			8,386
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,875			1,739
Allowance For Loan Losses	(1,264)			(1,168)

Total Assets	$178,538			$176,602

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$47,541	$382	3.19%	$38,895	$181	1.85%
Savings	7,133	35	1.95%	8,648	22	1.01%
Time Deposits under $100,000	14,058	143	4.04%	14,404	101	2.78%
Time Deposits of $100,000 or More	51,709	572	4.39%	57,831	497	3.41%
Trust Preferred Securities	5,155	125	9.62%	5,155	99	7.62%

Total Interest-Bearing Liabilities	125,596	1,257	3.97%	124,933	900	2.86%

Non-Interest Bearing Liabilities
Demand Deposits	40,152			40,219
Other Liabilities	539			478
Stockholders’ Equity	12,251			10,872

Total Liabilities and Stockholders’ Equity	$178,538			$176,502

Net Interest Income		$2,406			$2,017

Net Yield on Interest-Earning Assets			5.87%			5.07%

	Distribution of Assets, Liabilities and Stockholders’ Equity
	For the Nine Months Ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Rate Paid	Balance	or Paid	Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$7,482	$165	2.95%	$12,547	$238	2.54%
Federal Funds Sold	16,256	582	4.79%	13,264	296	2.98%
Other Earning Assets	933	47	6.74%	900	40	5.94%
Loans	139,186	9,569	9.19%	124,283	7,300	7.85%

Total Interest-Earning Assets	163,857	10,363	8.46%	150,994	7,874	6.97%

Cash and Due from Bank	7,791			9,589
Premises and Equipment	8,200			8,472
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,687			1,788
Allowance For Loan Losses	(1,227)			(1,168)

Total Assets	$180,308			$169,675

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$45,756	$992	2.90%	$37,743	$427	1.51%
Savings	7,711	93	1.61%	8,638	55	0.85%
Time Deposits under $100,000	14,928	414	3.71%	14,217	238	2.24%
Time Deposits of $100,000 or More	54,293	1,669	4.11%	52,372	1,117	2.85%
Trust Preferred Securities	5,155	351	9.10%	5,155	277	7.18%

Total Interest-Bearing Liabilities	127,843	3,520	3.68%	118,125	2,114	2.39%

Non-Interest Bearing Liabilities
Demand Deposits	40,107			40,582
Other Liabilities	481			423
Stockholders’ Equity	11,877			10,494

Total Liabilities and Stockholders’ Equity	$180,308			$169,624

Net Interest Income		$6,843			$5,760

Net Yield on Interest-Earning Assets			5.58%			5.10%

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change”.  It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change”.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing deposit accounts, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2006 and 2005.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollar amounts in thousands).

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	compared to the			compared to the
	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Increase (Decrease) in interest income and			Increase (Decrease) in interest income and
	expense due to change in:			expense due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$(101)	$81	$(20)	$(126)	$53	$(73)
Federal Funds Sold	(102)	93	(9)	78	208	286
Other Earning Assets	0	4	4	2	5	7
Loans	199	572	771	937	1,332	2,269
Total Interest Income	(4)	750	746	890	1,599	2,489

Interest-Bearing Liabilities:
Transaction Accounts	48	153	201	107	458	565
Savings	(23)	36	13	(10)	48	38
Time Deposits	(17)	59	42	12	164	176
Time Deposits $100,000 or more	(285)	360	75	43	510	552
Trust Preferred	—	26	26	—	74	74
Total Interest Expense	(277)	634	357	152	1,254	1,406

Net Interest Income	$273	$116	$389	$738	$345	$1,083

The following table sets forth the components of net interest income, average earning assets and net interest margin (in thousands):

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005

Interest Income	$3,663	$2,917	$10,363	$7,874	$10,903
Interest Expense	1,257	900	3,520	2,114	3,171

Net Interest Income	$2,406	$2,017	$6,843	$5,760	$7,732

Average Earning Assets	$162,500	$157,806	$150,994	$150,994	$154,573
Net Interest Margin	5.87%	5.07%	5.58%	5.10%	5.00%

Interest expense was $1,257,000 for the quarter ended September 30, 2006 compared to $900,000 for the quarter ended September 30, 2005, representing an increase of 39.7%.  Interest expense was $3,520,000 for the nine months ended September 30, 2006, compared to $2,114,000 for the nine months ended September 30, 2005, an increase of 66.5%.  These increases reflect higher interest rates paid to all interest bearing accounts which is offset by decreased volume.

The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense between reporting periods irrespective of the growth of the Company’s assets.  The net interest margin increased 80 basis points to 5.87% for the quarter ended September 30, 2006 as compared to 5.07% for the quarter ended September 30, 2005.  The net interest margin, 5.58% for the nine months ending September 30, 2006 was 48 basis points higher than the comparable figure, 5.10%, for the nine month period ending September 30, 2005.  These increases are primarily due to the continued growth of quality loans and the Bank’s ability to respond to the changes in interest rates.

Non-interest Income

Non-interest income represents deposit account service charges and other types of fee income including gain on sale of fixed assets and mortgage referral fees.  Non-interest income for the three months ended September 30, 2006 totaled $233,000 compared to $46,000 for the same period in 2005, a 406.5% increase.    Non-interest income for the nine months ended September 30, 2006 totaled $545,000 compared to $325,000 for the same period in 2005 representing a 67.7% increase.  The increases in non-interest income for 2006 were principally due to increases in service charges on deposit accounts, servicing fees and realized gains on the sale of the guaranteed portion of government-guaranteed loans.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Non-interest expense for the three months ended September 30, 2006 totaled $1.8 million compared to $1.6 million for the same period in 2005 for an increase of 15.3%.  Non-interest expense for the nine months ended September 30, 2006 totaled $5.4 million compared to $4.6 million for the same period in 2005 for an increase of 17.5%.  These increases are primarily due to an overall rise in salary and benefit expenses and an increase in promotional expenses.   The number of fulltime equivalent employees necessary to provide superior customer service was 68 in September 2006 as compared to 61 in September, 2005.  The continuing growth of the Bank’s governmental guaranteed lending department specializing in Small Business Administration lending programs, and the overall expansion of the Bank’s customer base also contributed to the increase.

Income Taxes

The Company recorded a $318,000 tax provision during the three months ended September 30, 2006 compared to $234,000 during the same period in 2005.  The Company recorded a $754,000 tax provision for the nine months ended September 30, 2006 compared to $692,000 during the same period in 2005. The increase in the tax provisions is a result of the increasing income for the three months and nine months ended September 30, 2006.

Balance Sheet Analysis

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006			December 31, 2005
			Weighted
	Book	Market	Average	Book	Market
	Value	Value	Yield	Value	Value
Available-for-Sale Securities

U.S. Treasuries	—	—	—	—	—

U.S. Government and Agency Securities:
Within One Year	7,004	6,968	2.94%	4,992	4,920
One to Five Years	—	—	0.00%	3,015	2,952
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury and Government Agency Securities	7,004	6,968	2.94%	8,007	7,872

Mutual Funds	—	—		—	—

Mortgage Backed Securities	—	—		—	—

Total Available-for-Sale Securities	$7,004	$6,968	2.94%	$8,007	$7,872

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes.  At September 30, 2006, the fair market value of securities pledged to secure public deposits and other purposes were $999,380 or 14.3% of available for sale securities.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	September 30, 2006	December 31, 2005
Loans
Commercial loans	$38,706	$29,491
Real Estate - Construction	33,375	25,213
Real Estate - Other	67,346	76,092
Consumer loans	5,376	2,866
Other	—	29
Total loans	144,803	133,691
Net Deferred Loan Costs (Fees)	(458)	(460)
Allowance for Loan Losses	(1,301)	(1,183)
Net Loans	$143,044	$ 132,048

Commitments
Standby Letters of Credit	$2,715	$ 2,589
Undisbursed Loans and Commitments to Grant Loans	65,038	57,356
Total Commitments	$67,753	$ 59,945

Asset Quality

As of September 30, 2006, the Company had three government guaranteed loans on non-accrual for a total of $321,792.  The non-guaranteed portion of these non-accrual loans is $116,023.  As of September 30, 2006, there are no loans past due 90 days or more and still accruing.  As of September 30, 2005, the Company had no loans on non-accrual and no loans past due 90 days or more and still accruing.   As of December 31, 2005 the company had one loan on non-accrual of $15,186 and no loans 90 days past due and still accruing.

As of September 30, 2006 and 2005 the Company has had no OREO or restructured loans.

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

The Bank made a $116,000 contribution to the allowance for loan losses for the nine months ended September 30, 2006 compared to $20,000 for the same period in 2005 to accommodate the increase in the Bank’s loan portfolio.  Management believes that the allowance, which equals 0.90% of gross loans at September 30, 2006, is adequate to cover future losses.  The allowance for loan losses at December 31, 2005 was 0.88% of gross loans.

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	2006	2005	2006	2005
Outstanding Net Loans
Average for the Year	$145,084	$129,263	$140,002	$123,115

Allowance for Loan Losses:
Balance, beginning of period	$1,244	$1,168	$1,183	$1,168
Actual Charge-Offs:
Commercial	1	—	1	—
Consumer	—	—	—	—
Real Estate	—	—	—	—
Total Charge-Offs	1	—	1	—

Less Recoveries:
Commercial	—	—	—	—
Consumer	2	—	3	—
Real Estate	—	—	—	—
Total Recoveries	2	—	3	—

Net Loans Recovered (Charged-Off)	1	—	2	—
Provision for Loan Losses	56	20	116	20
Balance, end of period	$1,301	$1,188	$1,301	$1,188

Ratios:
Net Loans Charged-Off to Average Loans	0.00%	0.00%	0.00%	0.00%
Allowance for Loan Losses to Total Loans	0.90%	0.92%	0.93%	0.96%
Net Loans Recovered (Charged-Off) to Beginning Allowance for Loan Losses	0.08%	0.00%	0.17%	0.00%
Net Loans Recovered (Charged-Off) to Provision for Loan Losses	1.79%	0.00%	1.72%	0.00%
Allowance for Loan Losses to Non-performing Loans	1121.55%	n/a	n/a	n/a

Funding

Deposits are our primary source of funds.  At September 30, 2006, we had a deposit mix of 44.5% in time and savings deposits, 31.6% in money market and NOW deposits, and 23.9% in non-interest-bearing demand deposits.  Our net interest income is enhanced by our percentage of non-interest-bearing deposits.

Return on Equity and Assets

The following table sets forth several key operating ratios for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
Return on Average Assets	0.84%	0.61%
Return on Average Equity	12.59%	9.89%
Dividend Payout Ratio	0.00%	0.00%
Average Stockholder’s Equity to Average Total Assets	6.66%	6.19%

Capital Resources

Stockholders equity at September 30, 2006 was $12.5 million, compared to $11.2 million at December 31, 2005, an 11.3% increase.  Stockholders equity increased primarily from net income of $1,118,000.

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

Both Coast Bancorp and Coast National Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Bank and Bancorp are as follows:

			Coast	Coast
	Regulatory Standard		National Bank	National Bank
	Adequately	Well	As of	As of
	Capitalized	Capitalized	September 30, 2006	December 31, 2005
Total risk-based capital ratio	8.00%	10.00%	11.95%	11.52%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.09%	10.70%
Tier 1 leverage capital ratio	4.00%	5.00%	9.76%	8.75%

			Coast	Coast
	Regulatory Standard		Bancorp	Bancorp
	Adequately	Well	As of	As of
	Capitalized	Capitalized	September 30, 2006	December 31, 2005
Total risk-based capital ratio	8.00%	10.00%	12.70%	11.73%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.24%	10.04%
Tier 1 leverage capital ratio	4.00%	5.00%	9.35%	8.61%

Liquidity

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.  The bank manages liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments.  The ratio of net loans to deposits, a key liquidity ratio, at September 30, 2006 was 89.3%, as compared to 78.2% at December 31, 2005, which are within acceptable liquidity levels for the Company.

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Item 3.  Controls and Procedures

Based on their evaluation as of September 30, 2006, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – CHANGES IN SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

EXHIBITS

Exhibit 10.1 -          Fresno SBA Lease Agreement

Exhibit 10.2 -          Paso Robles Property Purchase Agreement

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

COAST BANCORP

Date:	November 13, 2006	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board
President/Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2006	/s/ Karan C. Pohl
Karan C. Pohl, CPA
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)