Form 10KSB
period 2006-12-31
COAST BANCORP/CA
filed 2007-03-30
CIK 1141575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ending December 31, 2006
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
Yes ☐   No ☒

Registrant’s revenues of fiscal year ended December 31, 2006 were $14,742,801.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 15, 2006: $23,106,400.

Number of registrant’s shares of Common Stock outstanding as of December 31, 2006 was 679,600.

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

Business Strategy

The Bank’s primary market focus is to provide commercial bank services to businesses, professionals, and individuals with constant attention paid to safety, soundness and exceptional returns for our shareholders.  The Bank emphasizes the development of meaningful customer relationships with a commitment to caring, quality service while supporting the communities we serve.  We will expand our presence whenever possible within our current service area and beyond, in a continuing effort to enjoy opportunities for growth and profitability.  Finally, the Bank’s employees are well-trained banking professionals who are committed to these objectives.

Marketing

In the second half of 2005, Coast National Bank has established an award winning “It Takes” marketing campaign.  Instead of focusing the campaign on the bank itself, we are celebrating the “heroic” stories of customers who had a dream they turned into a successful business in the region.  Through the use of artistic local scenery, compelling, true stories and identifiable business leaders in “non-work” settings, the campaign forges an immediate, familiar connection with the audience. It invokes feelings of pride in our community and reinforces the message that Coast National Bank “understands doing business on the Central Coast.”

Deposits, Liquidity and Liability Management

Deposits represent the Bank’s primary source of funds.  As of December 31, 2006, the Bank had approximately $39.5 million in non-interest bearing deposit accounts.  Also, as of that date, the Bank had approximately $50.0 million in interest bearing deposit accounts, $6.7 million in savings accounts and $66.3 million in time certificates of deposits.  Of the total time certificates of deposits, approximately $50.7 million were in amounts of $100,000 or more, or 76.5% of all time certificates and 31.2% of all deposits.  Most of the Bank’s deposits are obtained from individuals, professionals and small and medium sized businesses.  No material portion of the Bank’s deposits has been obtained from either a single person or a few persons.

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

Liquidity is the Bank’s ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers.  The objective in liquidity management is to maintain a balance between the sources and uses of funds.  Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits.  The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs.  For 2006, Fed Funds Sold averaged $16.1 million representing 8.9% of average assets.  In addition, the Bank maintains Federal Funds lines of $5.0 million with major correspondents, subject to customary terms for such arrangements.  The Bank has also been approved for membership in the Federal Home Loan Bank of San Francisco (FHLBSF).   At December 31, 2006, the Bank had no borrowings under its Federal Funds lines.  Also at December 31, 2006, the Bank’s internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 19.0% and within the Bank’s policy guidelines.

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

No material portions of the Bank’s loans are concentrated within a single industry or group of related industries.  However, as of December 31, 2006 and December 31, 2005 respectively 66.1% and 75.8% of total loans were secured by real estate.  The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates.

The Bank concentrates its lending activities in the following areas:

Commercial Loans

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

The Bank also participates in several government-guaranteed loan programs administered by the Small Business Administration (SBA) and the US Department of Agriculture.  These programs include the 504 program, the 7-A program, the Cap-Line program, and the Express program through SBA and the Business and Industry Programs through the USDA.  The SBA’s 7-A program presently constitutes the largest volume of government guaranteed lending engaged in by the Bank and is primarily used for the financing of real estate, equipment, inventory and working capital needs of eligible businesses, generally over a seven to twenty five year term.  The government guarantees extended by the SBA to the Bank in conjunction with these transactions substantially reduces the Bank’s credit risk.  Based upon the Bank’s expertise in this type of lending, the SBA designated the Bank as a Preferred Lender in September 2001.  Under the SBA’s Preferred Lender program, the Bank enjoys a significant degree of delegated approval authority which in turn allows the Bank to process customer loan requests more quickly.  This Preferred Lender authority covers loan transactions originated by the Bank in the geographic areas defined by the SBA as their Fresno district (which serves the counties of Alpine, Fresno, Inyo, Kern, Kings, Madera, Mariposa, Merced, Mono, Monterey, San Benito, San Luis Obispo, Stanislaus, Tulare and Tuolumne) and the Los Angeles district (which serves Los Angeles County, Santa Barbara County and Ventura County).

Real Estate Construction and Development Loans

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

Residential Mortgage Loans

In 2004, the Bank entered into an agreement with Mariner Mortgage, Inc., to be a residential loan referring agent.  Under this agreement, the Bank staff refers loans to Mariner Mortgage, Inc. by faxing a referral sheet or by introducing our clients to a designated representative of Mariner Mortgage, Inc.  The loans are underwritten and processed by Mariner Mortgage, Inc.  Bank personnel are not involved in the gathering of financial data or signing of loan documents.  The Bank does not have any responsibility for the underwriting or documentation requirements.  For this service the Bank receives a referral fee equivalent to 50 basis points for the dollar amount funded on all loans.  The income generated from this referral program has declined with the decline in the residential mortgage refinance boom.  Income generated by this referral program for 2006 and 2005 and was $42,000 and $76,000 respectively.

Commercial Real Estate Term Loans

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

Consumer and Other Loans

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

Employees

As of December 31, 2006, we employed 70 full-time equivalent employees.  Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours.  The Bank values its employees.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.  We believe that we enjoy satisfactory working relations with our employees.

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

The Bank relies substantially on our marketing campaign, personal contacts by its officers, directors and employees, referrals by its shareholders, personalized service and its reputation in the community it serves to compete effectively.

The banking business in California generally, and in the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with offices operating over a wide geographic area.  Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Such banks offer certain services such as international banking and trust services which are not offered directly by the Bank, but which the Bank has offered indirectly through correspondent institutions when its customers sought these services.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.  (Legal lending limits to an individual customer are limited to a percentage of a bank’s total capital accounts plus reserves for loan losses.)  As of December 31, 2006, the Bank’s loan limits to individual customers were $2,804,548 for unsecured loans, and $4,674,247 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank may, in the future, make such loans on a participation basis with its correspondent banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

In addition to the major banks, Coast National Bank faces significant competitive challenges from local Credit Unions.  As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than we can on a comparable basis.  Credit unions are also not subject to certain regulatory restraints.  Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating profits.  Accordingly we compete by focusing on building customer relations and providing superior service and product offerings.

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

The $5.2 million in trust preferred securities have a floating rate of interest, which is reset quarterly, equal to the 3-month LIBOR plus 3.40%.  As of December 31, 2006, the floating rate of interest was 8.77%.  The floating rate, however, may not exceed 11.95% for the first five years.

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

As of December 31, 2006, Coast Bancorp has down-streamed a total of $3.6 million to the Bank in the form of Tier 1 capital where it will finance future deposit and asset growth.

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

There have been no significant changes in the kinds of services rendered, the principal markets for or the methods of distribution of such services by the Bank during the last eight (8) fiscal years.

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

Gain on Sale of Loan.

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

Payment of Dividends

Coast Bancorp

The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code.  At December 31, 2006, Coast Bancorp had no outstanding shares of preferred stock.

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

See also the section that follows titled “Part II — Item 5: Market for Common Equity and Related Stockholder Matters — Dividends.”

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

Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from movements in interest rates.  While interest rate risk is inherent in a bank’s role as a financial intermediary, it introduces volatility to bank earnings and to the economic value of the Bank.  The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution’s capital adequacy.  Bank examiners consider a bank’s historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank’s internal interest rate risk management.

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

Under certain circumstances, the Comptroller may determine that the capital ratios for a national bank shall be maintained at levels which are higher than the minimum levels required by the guidelines.  A national bank which does not achieve and maintain adequate capital levels as required may be subject to supervisory action by the Comptroller, through the issuance of a capital directive to ensure the maintenance of required capital levels.  In addition, the Bank is required to meet certain guidelines of the Comptroller concerning the maintenance of an adequate allowance for loan and lease losses.  For the regulatory capital guidelines as well as the actual capitalization for the Bank and the company on a consolidated basis as of December 31, 2006 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.”

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

The Bank’s deposits are insured by the Bank Insurance Fund (BIF) administered by the FDIC.  Prior to 2006, the FDIC was required to maintain insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC has authority to levy special assessments against insured financial institutions based upon insured deposits.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005 as part of the Deficit Reduction Act of 2005 and signed a companion bill, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, on February 15, 2006. This legislation provides for:

•                  merging the BIF and SAIF deposit insurance funds;

•                  annually adjusting the minimum insurance fund reserve ratio between $1.15 and $1.50 per $100 of insured deposits;

•                  increasing deposit coverage for retirement accounts to $250,000,

•                  indexing the insurance level for inflation, with any increases approved by the FDIC and National Credit Union Administration on a five-year cycle beginning in 2010 after review of the state of the deposit insurance fund and related factors;

•                  credits of up to $4.7 billion to offset premiums for banks that were members of the FDIC and paid deposit insurance premiums by 1996; and

•                  a historical basis concept for distributing credits and dividends to reflect past contributions to the insurance funds.

In the fourth quarter of 2006, the FDIC adopted two final rules implementing the Federal Deposit Insurance Reform Act of 2005:

•                  a rule creating  a new system for risk- based assessments and sets assessment rates beginning January 1, 2007. Assessment rates are three basis points above the base rates, ranging from 5 to 7 basis points for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions; and

•                  a rule setting the designated reserve ratio at 1.25 percent. In October of 2006, FDIC’s Board adopted a final rule governing the distribution and use of the $4.7 billion one-time assessment credit and a temporary final rule that expires at the end of 2009 governing dividends from the insurance fund.  The Bank had no assessment credits as of December 31, 2006.

All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation (FICO), a federal corporation chartered under the authority of the Federal

Housing Finance Board.  The bonds, commonly referred to as FICO bond, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate for the fourth quarter of the fiscal year 2006 was 1.24 basis points for each $100 of assessable deposits.  The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

As directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Company’s disclosure controls; they have made certain disclosures to Bancorp’s auditors and the audit committee of the Board of Directors about the Company’s disclosure controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s disclosure controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

USA PATRIOT Act

In the wake of the tragic events of September 11th, on October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

*  To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

*  To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

*  To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

*  To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

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

Financial Services Modernization Legislation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminated many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency), among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation’s financial system. The law is subdivided into seven titles, by functional area.

The major provisions of the Gramm-Leach-Bliley Act are:

*      Financial Holding Companies and Financial Activities

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

*      Securities Activities

Title II narrows the exemptions from the securities laws previously enjoyed by banks.  The Board of Governors and the SEC continue to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company.

*      Insurance Activities

Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions.

*      Privacy

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

*      Safeguarding Confidential Customer Information

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

Community Reinvestment Act Sunshine Requirements

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

The California Financial Information Privacy Act (the “CFIPA”), which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The Act allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information.  These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act, and require the Bank to adopt new policies, procedures and disclosure documentation if implemented as enacted.  As the portion of CFIPA dealing with affiliates is currently subject to litigation, the cost of complying with this legislation is not predictable at this time.

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

Check 21 Act

The Check Clearing for the 21st Century Act (“Check 21 Act” or “the Act”), enacted in late 2003, became effective on October 28, 2004.  The Act creates a new negotiable instrument, called a “substitute check”, which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Act.  The Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.

Federal Reserve Board Final Rule on Trust Preferred Securities

On March 1, 2005 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies.  Trust preferred securities, however, will be subject to stricter quantitative limits.  Key components of the final rule are:

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

Impact of Government Monetary Policy

The earnings of the Bancorp and the Bank are and will be affected by the policies of regulatory authorities, including the Federal Reserve.  An important function of the Federal Reserve is to regulate the national supply of bank credit.  Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and changes in the discount rate which banks pay on advances from the Federal Reserve System.  These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates on loans or interest rates paid for deposits.  The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effect, if any, of such policies upon the future business earnings of the Bancorp and the Bank cannot be predicted.

Additional Factors That May Affect Future Results of Operations

Dependence on Real Estate

A significant portion of the loan portfolio of the Bank is dependent on real estate.  At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 66.1% percent of the Bank’s loan portfolio.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Bancorp’s financial condition and results of operations in general and the market value of the Bancorp’s common stock.  Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Bancorp’s financial condition.

Environmental Liability Associated with Real Estate Ownership Could Result in Losses

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

Interest Rate Changes

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

Competition

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

Regulation

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

Borrower’s Failure to Perform

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

Operations Risks

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

Breach of Information Security

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

Geographic Concentration

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

War on Terrorism

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

In June 2005, the Bank entered into a month to month lease for a new loan production office at 7429 N. First St., Suite 104, Fresno, California.  The loan production office was opened to enhance the Bank’s government guaranteed lending opportunities in the Fresno area.  In July of 2006, a new month to month lease was entered into when the Fresno office was relocated to 466 W. Fallbrook Ave., #109, Fresno, California.

In December 2004, the Bank entered into a five year lease for an office located at 2138 Spring Street, Suite A, Paso Robles, California, for the establishment of the Bank’s fifth full service branch.   The office opened March 14, 2005. In August 2004, the Bank purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch.  However, the lot was not adequate for the relocation of the branch and on October 26, 2006, the Bank purchased a new lot at 2110 Spring St, Paso Robles, California.  The Bank intends to relocate the Paso Robles branch to this larger lot, sometime in the future.

Item 3.  Legal Proceedings

Coast Bancorp and Coast National Bank may be, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.  The Bancorp and the Bank are not a party to any material pending legal or administrative proceedings (including ordinary routine litigation incidental to their business) and no such proceedings are known to be contemplated.

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

(a)      As of December 31, 2006, the equity of the Bancorp consisted of Preferred Stock 10,000,000 shares authorized, none outstanding and 10,000,000 shares authorized with 679,600 shares of the Bancorp’s Common Stock (having no par value) outstanding.  The stock is not listed on any exchange, but is traded over the counter under the symbol CTBP.OB.  The following high and low bid information as reported and may not represent actual transactions.

	High	Low		High	Low
First Quarter, 2006	$30.00	$27.50	First Quarter, 2005	$29.50	$27.50
Second Quarter, 2006	$30.35	$28.80	Second Quarter, 2005	$28.50	$26.30
Third Quarter, 2006	$31.00	$29.50	Third Quarter, 2005	$28.50	$26.50
Fourth Quarter, 2006	$36.50	$30.30	Fourth Quarter, 2005	$30.35	$28.50

(b)   As of December 31, 2006, there were approximately 367 shareholders of record.

(c)   Restriction on Dividends

On November 15, 2006, the Bancorp declared a cash dividend of $0.20 per share on its Common Stock shareholders of record as of the close of business on November 27, 2006.  The dividend was paid on December 7, 2006.  In 2005, a cash dividend of $0.175 per share was declared on Bancorp Common Stock to shareholders of record at the close of business on December 12, 2005 and was paid on December 22, 2005.

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

For the impact of Trust Preferred Securities on the payment of dividends, see the preceding section titled “Part I — SUPERVISION AND REGULATION, Payment of Dividends — Coast Bancorp.”

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

(d)   The following chart provides information as of December 31, 2006, concerning the Bancorp’s Stock Option Plans, which represent the Bancorp’s only equity compensation plans:

Plan Categories: Employee and Director Stock Option Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights [a]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [b]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column [a] [c]
Equity Compensation Plans Approved by Security Holders	114,800	$17.99	18,100
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	114,800	$17.99	18,100

Item 6.  Management Discussion & Analysis of Financial Condition and Results of Operations

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the two-year period ended December 31, 2006, together with an assessment, when considered appropriate, of external factors that may affect us in the future.  This discussion should be read in conjunction with our consolidated financial statements and notes.

OVERVIEW

Earnings Summary

Consolidated net income in 2006 was $1,374,139, an increase of $276,273 or 25.16%, compared to $1,097,866 in 2005.  Diluted earnings per share in 2006 were $1.93, compared to $1.56 in 2005.  The increase in earnings in 2006 was due primarily to an increase in interest income.  Net interest income after provisions for credit losses in 2006 was $8,770,666, an increase of $1,058,457 or 13.7%, compared to $7,712,209 in 2005.

Balance Sheet Summary

Total assets at December 31, 2006 were $180.7 million, a $5.0 million or 2.7% decrease from $185.7 million at December 31, 2005.  Average assets for 2006 were $180.8 million, compared to $173.0 million for 2005.  Total deposits decreased $6.4 million or 3.8% to $162.5 million at December 31, 2006.  Gross loans increased $3.2 million or 2.4%, to $136.9 million at December 31, 2006.  Stockholder’s equity increased $1.5 million or 13.1%, to $12.7 million at December 31, 2006.

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

Average Rates and Balances
(dollars in thousands)

	For the Year Ended December 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Rate Paid	Balance	or Paid	Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$7,505	$243	3.24%	$11,932	$307	2.57%
Federal Funds Sold	16,143	792	4.91%	16,610	561	3.38%
Other Earning Assets	936	55	5.88%	905	54	5.97%
Loans	139,621	12,777	9.15%	125,126	9,981	7.98%
Total Interest-Earning Assets	164,205	13,867	8.44%	154,573	10,903	7.05%
Cash and Due from Banks	7,627			9,460
Premises and Equipment	8,491			8,427
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,715			1,676
Allowance for Loan Losses	(1,252)			(1,173)
Total Assets	$180,786			$172,963
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$47,363	$1,420	3.00%	$39,450	$681	1.73%
Savings	7,515	129	1.72%	8,496	79	0.93%
Time Deposits under $100,000	15,008	582	3.88%	14,506	361	2.49%
Time Deposits of $100,000 or More	53,243	2,255	4.24%	54,145	1,667	3.08%
Trust Preferred Securities	5,155	474	9.19%	5,155	380	7.37%
Other	21	—	0.00%	77	3	3.90%
Total Interest-Bearing Liabilities	128,305	4,860	3.79%	121,829	3,171	2.60%
Non-Interest Bearing Liabilities
Demand Deposits	40,041			40,120
Other Liabilities	463			406
Shareholders’ Equity	11,977			10,608
Total Liabilities and Shareholders’ Equity	$180,786			$172,963
Net Interest Income		$9,007			$7,732
Net Yield on Interest-Earning Assets			5.49%			5.00%

EARNINGS ANALYSIS

Net Interest Income

A significant component of our earnings is net interest income.  Net interest income is the difference between the interest we earn on our loans and investments and the interest we pay on deposits and other interest-bearing liabilities.

Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change.”  It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing deposit accounts, and the amount of change attributable to volume and rate changes for the years indicated.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Rate/Volume Analysis
(dollar amounts in thousands)

	Year Ended December 31, 2006 versus Year Ended December 31, 2005
	Increase (Decrease) due to change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$(131)	$67	$(64)
Federal Funds Sold	(16)	247	231
Other Earning Assets	2	(1)	1
Loans	1,231	1,565	2,796
Total Interest Income	1,086	1,878	2,964

Interest-Bearing Liabilities
Transaction Accounts	158	581	739
Savings	(10)	60	50
Time Deposits	12	209	221
Time Deposits $100,000 or more	(28)	616	588
Trust Preferred	—	94	94
Other	(1)	(2)	(3)
Total Interest Expense	131	1,558	1,689

Net Interest Income	$955	$320	$1,275

2006 Compared to 2005

Net interest income before the provision for credit looses for 2006 was $9.0 million, $8.8 million after the provision for loan loss compared to $7.7 million of net interest income, before and after loan loss provision, in 2005.  The percentage increase in net interest income before the loan loss provision was 16.5% and 13.4% after the provision for loan loss.  This increase was primarily due to the 2.4% increase in loans.  The net yield on average earning assets also increased from 5.00% in 2005 to 5.49% in 2006.

Interest income in 2006 was $13.9 million, representing an increase of $3.0 million or 27.2% over the $10.9 million recorded in 2005.   The increase in interest income was primarily due to the average increase in loan rates.  The increase in the prime rate from 7.25% at December 2005 to 8.25% at December 2006 contributed to the Bank’s increase in interest income.  The ratio of interest and fees earned on loans as a percentage of total interest income increased from 91.54% in 2005 to 92.13% in 2006.  Also contributing to the increased interest income was the interest received on federal funds sold which increased from 5.15% of interest and fees in 2005 to 5.71% in 2006.  The average rate on Federal Funds sold increased from 4.26% in January 2006 to 5.12% in December of 2006.  The portion of loan fees included in the interest income and loan fee category was $880,800 in 2006 as compared to $798,466 in 2005.

Interest expense increased 53.3% in 2006 due to an increase in interest paid on time deposits of $100,000 or more, resulting in a net increase of the average rate paid for time deposits of $100,000 or more of 120 basis points from 3.08% in 2005 to 4.24% in 2006.

Non-interest Income

The Bank receives non-interest income primarily from service charges and fees on accounts, as well as from the sale of government guaranteed loans and realized gains on the sale of investment securities.  In 2006, non-interest income was $875,543, an increase of $300,635 or 52.3% compared to the 2005 amount of $574,908.

The increase in non-interest income was substantially due to an increase in the sale of SBA loans.  Gain on the sale of loans and servicing fees totaled $426,121 in 2006, up 120.0% compared to 2005.

The mortgage loan program, through the Mariner Mortgage, Inc., enabled the Bank to facilitate long term mortgage loans for our customers.  The Bank submitted the applications to Mariner Mortgage, Inc, by whom the loans were underwritten and processed.  The Bank had no responsibility for underwriting or documentation.  For these services the Bank was paid a fee.   Our participation in this program began in 2004 and continues to 2006.  The income generated from this referral program has declined with the decline in the residential refinance mortgage boom. Income realized from mortgage loan packaging fees in 2006 was $88,367 compared to $75,927 in 2005, a $12,440, or 16.38%, increase.

Regarding the realized gains on the sale of loans, the most common reason for the Bank to sell the guaranteed portion of a loan is to meet the liquidity needs of the Bank and to maintain the Bank’s loan-to-deposit ratio within acceptable ranges.  The Bank also enjoys the opportunity to supplement, at its discretion, fee income from the sale of the government-guaranteed portions of certain loans.  In 2001 the Bank developed a government guaranteed lending center to originate loans that are partially guaranteed by the U.S. Small Business Administration or the U.S. Department of Agriculture.  While the volume of lending in this department has decreased, the Bank has still realized gains from these loans when the guaranteed portions have been sold.  While we hope this non-interest income opportunity continues into the future, there is no assurance that the level of loan sales and the subsequent realization of fee income enjoyed by the Bank in the past will continue at prior levels.

Non-interest Expense

Non-interest expense reflects our costs of products and services related to systems, facilities and personnel.  The major components of non-interest expense stated as a percentage of average assets are as follows:

Non-Interest Expense as a Percentage of Average Assets

	2006	2005
Salaries and Employee Benefits	2.24%	2.05%
Occupancy Expenses	0.28%	0.28%
Furniture and Equipment	0.18%	0.19%
Data Processing	0.26%	0.21%
Marketing and Business Promotion	0.47%	0.36%
Other Professional Expenses	0.13%	0.14%
Office Expenses	0.14%	0.13%
Other	0.37%	0.32%
	4.07%	3.68%

Non-interest expense was $7.4 million in 2006, an increase of $1.0 million or 15.8% over the $6.4 million reported in 2005.  The majority of this increase is attributable to an increase in marketing and promotion as well as increased salaries and employee benefits. The Bank has 70 full time equivalent employees as compared to 58 in 2005.  The Bank has been fortunate in retaining long-term managerial employees.  Salaries for 2006 and 2005 respectively were $4,047,582 and $3,539,906 a 14.3% increase.

Income Taxes

Income tax expense was $918,500 and $838,874 for the years ended December 31, 2006, and 2005 respectively, an increase of $79,626 or 9.5%.  These expenses resulted in an effective tax of 40.1% in 2006, and 43.4% in 2005.  The increase in income tax expense in 2006 was due to the increase of net income in 2006 over 2005.

BALANCE SHEET ANALYSIS

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2006:

Maturity Distribution of Investment Securities

(dollar amounts in thousands)

	December 31,
	2006			2005
	Weighted
	Book	Market	Average	Book	Market
	Value	Value	Yield	Value	Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$—	$—	0.00%	$—	$—
One to Five Years	—	—	0.00%	—	—
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury Securities	—	—	0.00%	—	—

U.S. Government and Agency Securities
Within One Year	2,984,407	2,971,870	3.25%	4,991,864	4,920,290
One to Five Years	4,960,373	4,954,080	4.47%	3,015,158	2,951,880
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury and Government
Agency Securities	7,944,780	7,925,950	3.86%	8,007,022	7,872,170
Mutual Funds	—	—	—	—
Mortgage Backed Securities	—	—	—	—
Total Available-for-Sale Securities	$7,944,780	$7,925,950	3.86%	$8,007,022	$7,872,170

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes.  At December 31, 2006, the carrying values of securities pledged to secure public deposits and other purposes were $993,052 or 12.5% of available-for-sale securities.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated:

Loan Portfolio Composition
(dollar amounts in thousands)

	December
	2006	2005
Loans
Commercial	$41,726	$29,491
Real Estate - Construction	28,126	25,213
Real Estate - Other	62,298	76,092
Consumer	4,705	2,895
Total Loans	136,855	133,691
Net Deferred Loan Costs (Fees)	(352)	(460)
Allowance for Loan Losses	(1,388)	(1,183)
Net Loans	$135,115	$132,048

Commitments
Standby Letters of Credit	$2,012	$2,589
Undisbursed Loans and Commitments to Grant Loans	48,768	57,356
Total Commitments	$50,780	$59,945

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

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio at December 31, 2006:

Maturity Distribution of Fixed Rate Loans

(dollar amounts in thousands)

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total

Loans

Commercial	$237	$1,492	$972	$1,203	$3,904
Real Estate - Construction	—	—	253	—	253
Real Estate - Other	985	359	2,941	6,908	11,193
Consumer	70	438	426	353	1,287
Other	—	—	—	—	—
Total Loans	$1,292	$2,289	$4,592	$8,464	16,637

Loans on Non-Accrual					450
Total Fixed Rate Loans					$17,087

The following table shows the maturity distribution of the variable rate portion of the loan portfolio at December 31, 2006:

Maturity Distribution of Variable Rate Loans

(dollar amounts in thousands)

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total

Loans

Commercial	$28,274	$4,757	$4,341	$—	$37,372
Real Estate - Construction	24,692	2,065	1,116	—	27,873
Real Estate - Other	32,046	2,780	12,014	2,172	49,012
Consumer	3,407	11	—	—	3,418
Other	—	—	—	—	—
Total Loans	$88,419	$9,613	$17,471	$2,172	117,675

Loans on Non-Accrual					2,093
Total Variable Rate Loans					$119,768

Non-performing Assets

The following table provides information with respect to the components of our non-performing assets at the dates indicated:

Non-Performing Assets

(dollar amounts in thousands)

	For the Year Ended December 31,
	2006	2005
Loans 90 Days Past Due and Still Accruing	$—	$—
Non-Accrual Loans	2,543	15
Total Non-performing Loans	$2,543	$15

Other Real Estate Owned	$—	$—
Total Non-performing Assets	$2,543	$15

Interest Foregone on Non-accrual Loans	$106	$—
Interest Earned on Non-accrual Loans	$5	$1
Non-performing Loans as a Percentage of Total Loans	1.86%	0.01%
Allowance for Loan Loss as a Percentage of Non-performing Loans	54.58%	7886.67%
Non-performing Assets as a Percentage of Total Assets	1.41%	0.00%

As of December 31, 2006, the Bank had no loans which are “troubled debt restructurings” as defined in the statement of Financial Accounting Standards No. 15 (“SFAS 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

Non-accrual loans increased from $15,000 or 0.01% of total loans at December 31, 2005 to $2,543,000 at December 31, 2006 or 1.86% of total loans.  As of December 31, 2006, non-accrual loans consisted of five relationships; four of which were SBA guaranteed loans.  The majority of these transactions are well collateralized.

At December 31, 2006, in addition to loans disclosed above as past due, non-accrual or restructured, management also identified several loans totaling $39,894, where the ability to comply with present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on non-accrual status at December 31, 2006.  This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.  Estimated potential losses from these problem loans have been provided for in determining the allowance for loan losses at December 31, 2006.

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

In order to maintain our allowance for loan losses at a level acceptable to our Board of Directors and Management, and to keep up with our increased loan portfolio, a larger loan loss contribution was made in 2006 versus 2005.  The Bank made a contribution of $236,000 to the allowance for loan losses for the twelve months ended December 31, 2006, compared to $20,000 for the same period in 2005.  Management believes that the allowance, which equals 1.01% of gross loans at December 31, 2006, is adequate to cover future losses.  The allowance at December 31, 2005, was .89% of gross loans.

The provision for loan losses charged against operations is based upon the actual net loan loss expensed plus an amount for other such factors which, in management’s judgment, deserve recognition in estimating possible loan losses, including: specific loan conditions as determined by management and regulatory agencies, the historical relationship between charge-offs and the level of allowances, and prevailing economic conditions.  While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management’s view that the $1,388,310 allowance, or 1.01% of total loans at December 31, 2006, was adequate.  However, there can be no assurance that in any given period the Bank might not sustain charge-offs, which are substantial in relation to the size of the allowance.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all anticipated loan charge-offs.  Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses: however, actual loan losses may vary from current estimates.

The following table summarizes, for the years indicated, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

Activity in Allowance for Loan Losses

(dollar amounts in thousands)

	For the Year Ended
	December 31,
	2006	2005
Outstanding Gross Loans
Average for the Year	$139,621	$125,126
End of the Year	$136,856	$133,691

Allowance for Loan Losses:
Balance at Beginning of Year	$1,183	$1,168
Actual Charge-Offs:
Commercial	—	—
Consumer	31	5
Real Estate	—	—
Total Charge-Offs	31	5

Less Recoveries:
Commercial	—	—
Consumer	—	—
Real Estate	—	—
Total Recoveries	—	—

Net Loans Charged-Off	31	5
Provision for Loan Losses	236	20
Balance at End of Year	$1,388	$1,183

Ratios:
Net Loans Charged-Off to Average Loans	0.02%	0.00%
Allowance for Loan Losses to Total Loans	1.01%	89.00%
Net Loans Charged-Off to Beginning Allowance for Loan Losses	2.62%	0.43%
Net Loans Charged-Off to Provision for Loan Losses	13.14%	25.00%
Allowance for Loan Losses to Non-performing Loans	54.58%	n/a

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans:

Allowance for Loan Losses Composition

(dollar amounts in thousands)

	December 31,			December 31,
	2006			2005
	Amount	ALL as a percentage of Total ALL	Percentage of Loan Category to Total Loans	Amount	ALL as a percentage of Total ALL	Percentage of Loan Category to Total Loans
Commercial	$363	26.15%	30.49%	$464	39.22%	22.00%
Construction	154	11.10%	20.55%	126	10.65%	19.00%
Real Estate	831	59.87%	45.52%	420	35.50%	57.00%
Consumer	11	0.79%	3.44%	7	0.59%	2.00%
Unallocated	29	2.09%	—	166	14.03%	—
	$1,388	100.00%	100.00%	$1,183	100.00%	100.00%

Funding

Deposits are our primary source of funds.  At December 31, 2006, we had a deposit mix of 44.88% in time and savings deposits, 30.78% in money market and NOW deposits, and 24.34% in non-interest-bearing demand deposits.  Our net interest income is enhanced by our percentage of non-interest-bearing deposits.

The following table summarizes the distribution of average deposits and the average rates paid for the years indicated:

Distribution of Average Deposits & Corresponding Rates Paid

(dollar amounts in thousands)

	December 31,		December 31,
	2006		2005
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Money Market and NOW Accounts	$47,363	3.00%	$39,450	1.73%
Savings Deposits	7,515	1.72%	8,496	0.93%
TCD less than $100,000	15,008	3.88%	14,506	2.49%
TCD $100,000 or more	53,243	4.24%	54,145	3.08%
Total Interest-Bearing Deposits	123,129	3.56%	116,597	2.39%

Non-Interest-Bearing Demand Deposits	40,041	n/a	40,120	n/a
Total Average Deposits	$163,170	2.69%	$156,717	1.78%

The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2006, were as follows:

Maturity Distribution of Time Deposits $100,000 and Greater

(dollar amounts in thousands)

Three months or less	$14,676
Over three months to six months	17,424
Over six months to one year	18,331
Over one year to three years	278
$50,709

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

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms:

Interest Sensitivity GAP

(dollar amounts in thousands)

		After	After One
	Within	Three Months	Year But
	Three	But Within	Within	After
	Months	One Year	Five Years	Five Years	Total

Interest-Earning Assets:
Interest Bearing Deposits	$—	$—	$—	$—	$—
Federal Funds Sold	17,800	—	—	—	17,800
Investment Securities and FRB Stock	—	3,918	4,954	—	8,872
Gross Loans	126,758	2,505	4,165	3,428	136,856
	$144,558	$6,423	$9,119	$3,428	$163,528

Interest-Bearing Liabilities:
Money Market and NOW Deposits	$50,035	$—	$—	$—	$50,035
Savings	6,674	—	—	—	6,674
Time Deposits	25,485	40,387	393	—	66,265
	$82,194	$40,387	$393	$—	$122,974

Interest Rate Sensitivity Gap	$62,364	$(33,964)	$8,726	$3,428	$40,554
Cumulative Interest Rate Sensitivity Gap	$62,364	$28,400	$37,126	$40,554	$40,554

Ratios Based on Total Assets:
Interst Rate Sensitivity Gap	34.50%	-18.79%	4.83%	1.90%	22.43%
Cumulative Interest Rate Sensitivity Gap	34.50%	15.71%	20.54%	22.43%

Liquidity refers to our ability to maintain a cash flow that is adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis.  Potentially significant liquidity requirements include funding of commitments to loan clients and withdrawals from deposit accounts.  The Gap ratio is the ability to reprice assets and liabilities in the changing economic environment.  For instance, the Bank is asset sensitive within three months, allowing the Bank to increase income in a rising interest rate environment.  The Bank then becomes liability sensitive between four months and one year, which will increase interest expense in a rising interest rate environment.  After one year, the Bank is again asset sensitive.

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

Return on Equity and Assets

The following table sets forth several key operating ratios for 2006 and 2005:

Operating Ratios

	For the Year Ended
	December 31,
	2006	2005
Return on Average Assets	0.76%	0.63%
Return on Average Equity	11.47%	10.35%
Dividend Payout Ratio	9.85%	10.67%
Average Stockholder’s Equity to Average Total Assets	6.62%	6.13%

Capital Resources

Shareholders’ equity at December 31, 2006 was $12.7 million, an increase of $1.5 million or 13.1% over $11.2 million at December 31, 2005.  Average shareholders’ equity for 2006 was $12.0 million, compared to $10.6 million in 2005.  Shareholders’ equity increased primarily from net income of $1,374,139 in 2006.

In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets.  These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items.  Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 Capital, Total Capital and Leverage ratios.  At December 31, 2006, the Bank’s capital exceeded the Tier 1 Capital, Total Capital and Leverage ratio’s minimum regulatory requirements.  The Bank was considered to be well-capitalized at December 31, 2006, as defined in the regulations issued by the OCC.  The Bank’s risk-based capital ratios, shown below as of December 31, 2006, have been computed in accordance with regulatory accounting policies.  The Bancorp is also subject to capital requirements that are within well-capitalized ranges as defined by the Federal Reserve Bank.

Capital Ratios

	Requirement		Actual
	Adequately	Well
	Capitalized	Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	12.50%	12.56%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.55%	11.15%
Tier 1 leverage capital ratio	4.00%	5.00%	9.65%	9.33%

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

We have audited the accompanying consolidated balance sheets of Coast Bancorp and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coast Bancorp and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
February 15, 2007

25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PALO ALTO  •  PLEASANTON  •  RANCHO CUCAMONGA

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$7,173,159	$9,769,801
Federal funds sold	17,800,000	24,900,000
TOTAL CASH AND CASH EQUIVALENTS	24,973,159	34,669,801

Investment securities available for sale	7,925,950	7,872,170

Loans:
Commercial	41,725,900	29,490,713
Real estate - construction	28,126,176	25,212,724
Real estate - other	62,298,552	76,092,314
Consumer	4,705,259	2,895,549
TOTAL LOANS	136,855,887	133,691,300
Net deferred loan fees	(352,195)	(460,506)
Allowance for credit losses	(1,388,310)	(1,182,766)
NET LOANS	135,115,382	132,048,028
Premises and equipment	9,739,660	8,314,102
Deferred taxes	472,000	329,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	945,650	922,850
Accrued interest and other assets	1,567,341	1,568,151
TOTAL ASSETS	$180,739,142	$185,724,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$39,556,425	$40,583,198
Money market and NOW	50,035,815	45,092,195
Savings	6,673,615	8,855,855
Time deposits of $100,000 or more	50,708,688	58,983,932
Other time deposits	15,555,896	15,434,000
TOTAL DEPOSITS	162,530,439	168,949,180
Notes payable	—	44,659
Junior subordinated debt securities	5,155,000	5,155,000
Other liabilities	342,474	332,212
TOTAL LIABILITIES	168,027,913	174,481,051
Commitments and contingencies - Notes #4 and #12	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 679,600 in 2006 and 674,100 in 2005	7,035,163	6,950,072
Additional paid-in capital	76,416	—
Retained earnings	5,610,760	4,372,542
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities, net of taxes of $7,720 in 2006 and $55,289 in 2005	(11,110)	(79,563)
TOTAL STOCKHOLDERS’ EQUITY	12,711,229	11,243,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,739,142	$185,724,102

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006 and 2005

	2006	2005
INTEREST INCOME
Interest and fees on loans	$12,776,501	$9,981,156
Interest on investment securities	243,553	306,861
Interest on federal funds sold	792,308	561,485
Other interest income	54,896	53,999
TOTAL INTEREST INCOME	13,867,258	10,903,501
INTEREST EXPENSE
Interest on money market and NOW accounts	1,420,141	681,367
Interest on savings deposits	129,492	78,902
Interest on time deposits	2,836,756	2,027,805
Interest on junior subordinated debt securities	474,048	380,392
Interest on other borrowings	155	2,826
TOTAL INTEREST EXPENSE	4,860,592	3,171,292
NET INTEREST INCOME	9,006,666	7,732,209
Provision for credit losses	236,000	20,000
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	8,770,666	7,712,209
NON-INTEREST INCOME
Service charges on deposits accounts and other noninterest income	341,283	252,266
Gain on sale of loans, servicing fees, and amortization of servicing assets	426,121	193,699
Mortgage packaging fees	88,367	75,927
Gain on sale of premises and equipment	19,772	53,016
TOTAL NON-INTEREST INCOME	875,543	574,908
NON-INTEREST EXPENSE
Salaries and benefits	4,047,582	3,539,906
Net occupancy expenses	501,087	488,667
Equipment expenses	327,585	324,389
Data processing	470,131	370,235
Director fees and expenses	148,000	121,586
Insurance	61,486	63,461
Marketing and business promotion	845,924	614,705
Other professional expenses	232,660	233,870
Office expenses	253,514	225,450
Regulatory assessments	86,289	79,550
Other expenses	379,312	288,558
TOTAL NON-INTEREST EXPENSE	7,353,570	6,350,377
INCOME BEFORE INCOME TAXES	2,292,639	1,936,740
Income taxes	918,500	838,874
NET INCOME	$1,374,139	$1,097,866
Per Share Data
Net income - basic	$2.03	$1.64
Net income - diluted	$1.93	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

						Accumulated
		Common Stock		Additional		Other
	Comprehensive	Number of		Paid-In	Retained	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income	Total
Balance at January 1, 2005		652,700	$6,641,100	$—	$3,392,643	$(60,821)	$9,972,922
Exercise of stock options, including the realization of tax benefits of $22,417		21,400	308,972				308,972
Cash dividends					(117,967)		(117,967)
Comprehensive Income
Net income	$1,097,866				1,097,866		1,097,866
Unrealized losses on available-for-sale securities, net of taxes of $13,024	(18,742)					(18,742)	(18,742)
Total comprehensive income	$1,079,124

Balance at December 31, 2005		674,100	$6,950,072	$—	$4,372,542	$(79,563)	$11,243,051
Exercise of stock options, including the realization of tax benefits of $7,716		5,500	85,091				85,091
Stock-based compensation expense				76,416			76,416
Cash dividends					(135,921)		(135,921)
Comprehensive Income
Net income	$1,374,139				1,374,139		1,374,139
Unrealized gain on available-for-sale securities, net of taxes of $47,569	68,453					68,453	68,453
Total comprehensive income	$1,442,592

Balance at December 31, 2006		679,600	$7,035,163	$76,416	$5,610,760	$(11,110)	$12,711,229

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$1,374,139	$1,097,866
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	472,801	502,221
Provision for credit losses	236,000	20,000
Stock-based compensation	76,416	—
Gain on sale of loans	(466,318)	(146,353)
Gain on sale of premises and equipment	(19,772)	(53,016)
Other, net	(287,808)	451,053
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,385,458	1,871,771
INVESTING ACTIVITIES
Net increase in loans	(8,607,961)	(18,894,159)
Proceeds from loans sold	5,879,236	1,649,748
Purchase of available-for-sale securities	(5,937,515)	—
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(22,800)	(39,400)
Proceeds from maturities of available-for-sale securities	6,000,000	4,950,000
Proceeds from the sale of premises and equipment	24,500	404,161
Purchase of premises and equipment	(1,903,330)	(426,299)
NET CASH USED IN INVESTING ACTIVITIES	(4,567,870)	(12,355,949)
FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	1,734,607	8,914,013
Net increase in time deposits	(8,153,348)	15,442,621
Principal payments on notes payable	(44,659)	(61,066)
Payments for dividends	(135,921)	(117,967)
Proceeds from exercise of stock options	85,091	286,555
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(6,514,230)	24,464,156

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,696,642)	13,979,978
Cash and cash equivalents at beginning of period	34,669,801	20,689,823
Cash and cash equivalents at end of period	$24,973,159	$34,669,801

Supplemental disclosure of cash flow information
Interest paid	$4,835,589	$3,094,515
Income taxes paid	$1,110,000	$695,000

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Presentation of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents includes cash, non-interest-earning deposits and federal funds sold.  Generally, federal funds are sold for one day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank complied with the reserve requirements as of December 31, 2006 and 2005.

The Company maintains amounts due from banks which exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Interest income is accrued daily as earned on all loans.  Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility.  When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except when collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.

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

Provision and Allowance for Credit Losses

The allowance for credit losses is increased by the provision, which is charged to expense and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carry forwards depend on having sufficient taxable income of an appropriate character within the carry forward periods.

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

Stock-Based Compensation

The Bank has adopted SFAS No. 123(R) “Shared-Based Payment.”  This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

Change in Accounting Principle

The Bank adopted SFAS No. 123 (R) on January 1, 2006 using the “modified prospective method.”  Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated.  In addition, the unvested portion of previously awarded options outstanding as of January 1, 2006 will also be recognized as expense over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS No. 123.  The fair value of each grant is estimated using the Black-Scholes option pricing model.  During 2006 the Bank recognized pre-tax stock-based compensation expense of $76,416, as a result of adopting SFAS No. 123 (R).

Prior to the adoption of SFAS No. 123 (R), the Bank accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Bank’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  All of the Bank’s stock option grants included exercise prices equal to the Bank’s current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and income per share for 2005 would have changed to the pro forma amounts indicated below:

2005
Net income:
As reported	$1,097,866
Stock-based compensation using the intrinsic value method	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(36,247)
Pro forma net income	$1,061,619

Basic earnings per share:
As reported	$1.64
Pro forma	$1.59

Diluted earnings per share:
As reported	$1.56
Pro forma	$1.55

Current Accounting Pronouncements

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

Reclassification

Certain reclassifications have been made in the 2005 consolidated financial statements to conform to the presentation used in 2006.  These classifications are of a normal recurring nature.

NOTE #2 - INVESTMENT SECURITIES

Amortized cost and market values of securities are as follows:

December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$7,944,780	$—	$(18,830)	$7,925,950

December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$8,007,022	$—	$(134,852)	$7,872,170

Securities with a carrying value of $993,052 and $984,380 at December 31, 2006 and 2005, respectively, were pledged to secure public monies as required by law.

The amortized cost and fair values of investment securities available for sale at December 31, 2006, by expected maturities are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Security maturities are as follows:

	December 31, 2006
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,984,407	$2,971,870
Due in one year to five years	4,960,373	4,954,080
	$7,944,780	$7,925,950

Securities with unrealized losses are as follows:

	December 31, 2006
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Agency Securities	$(4,129)	$5,937,830	$(14,701)	$1,988,120	$(18,830)	$7,925,950

	December 31, 2005
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Agency Securities	$—	$—	$(134,852)	$7,872,170	$134,852	$7,872,170

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2006, no declines were deemed to be other than temporary.

NOTE #3 - LOANS

The Company’s loan portfolio consists primarily of loans to borrowers within San Luis Obispo, Santa Maria and Fresno, California and its surrounding communities.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area and, as a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The Company also originates SBA loans and other governmental guaranteed loans which it periodically sells to governmental agencies and institutional investors.  Revenues generated from the origination of loans guaranteed by the Small Business Administration under its various programs and sale of the guaranteed portions of those loans contribute to the Company’s income.  Funding for these SBA programs depends on annual appropriations by the U.S. Congress.

The Company was servicing approximately $11,957,000 and $15,345,000 in loans previously sold as of December 31, 2006 and 2005, respectively.  The Company has recorded servicing assets related to these loans totaling $150,287 and $246,986 as of December 31, 2006 and 2005, respectively.  A summary of the changes in the related servicing assets are as follows:

	Servicing Assets
	2006	2005
Balance, beginning of year	$246,986	$419,086
Increase from loan sales	90,104	26,467
Amortization charged to income	(59,402)	(110,941)
Decrease from loan payoffs charged to income	(127,401)	(87,626)
Balance, end of year	$150,287	$246,986

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2006 and 2005.  Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.  Management has estimated the expected life of these loans to be approximately 25% to 30% of the remaining life at the time of sale.  For purposes of measuring impairment, the Bank has identified each servicing asset and interest-only strip with the underlying loan being serviced.  The only loans that are sold and serviced by the Bank are government guaranteed loans.  The risk characteristics of these underlying assets are considered when the discount rates are determined for purposes of impairment testing.  A valuation allowance is recorded where the fair value is below the carrying amount of the asset.  At December 31, 2006 and 2005, the estimated fair value of the servicing asset and the interest-only strip approximated the carrying amount, so no valuation account has been established.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee.  In that case the Company records an interest-only strip based on the relative fair market value of it and the other components of the loan. The Company had interest-only strips of $35,915 and $65,955 as of December 31, 2006 and 2005, respectively, which approximated fair value.   Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

	Interest-Only Strips Receivable
	2006	2005
Balance, beginning of year	$65,955	$86,592
Increase from loan sales	12,577	16,896
Amortization charged to income	(31,748)	(20,527)
Decreases from loan payoffs charged to income	(10,869)	(17,006)
Balance, end of year	$35,915	$65,955

As described in Note #12, these consolidated financial statements do not reflect other various commitments to extend credit or letters of credit, which arise in the normal course of business.

A summary of the changes in the allowance for credit losses follows:

	2006	2005
Balance, beginning of year	$1,182,766	$1,168,423
Provision for credit losses	236,000	20,000
Loans charged off, net of recoveries	(30,456)	(5,657)
Balance, end of year	$1,388,310	$1,182,766

The following is a summary of the investment in impaired loans, the related allowance for loan losses, income recognized thereon and information pertaining to non-accrual and past due loans as of December 31:

	2006	2005

Recorded investment in impaired loans	$2,543,253	$15,187
Related allowance for loan losses	$491,558	$—
Average recorded investment in impaired loans	$666,000	$6,250
Interest income recognized for cash payments	$4,868	$—
Total nonaccrual loans	$2,543,253	$15,187
Total loans past-due ninety days or more and still accruing	$—	$—

NOTE #4 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2006 and 2005 follows:

	2006	2005

Land	$4,645,661	$3,037,669
Building	4,998,779	4,996,698
Leasehold improvements	222,784	211,676
Furniture, fixtures and equipment	2,082,353	1,924,744
Work In Progress	8,218	—
	11,957,795	10,170,787
Less: Accumulated depreciation and amortization	(2,218,135)	(1,856,685)
	$9,739,660	$8,314,102

The Company has entered into leases for its branches and operating facilities, which expire at various dates through 2009. These leases include provisions for periodic variable rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was approximately $113,000 in 2006 and $101,000 in 2005.

The approximate future minimum annual payments for these leases by year are as follows:

Year	Amount

2007	$81,384
2008	49,150
2009	21,474
$152,008

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

The Company leases surplus office space that it owns to various third parties.   The Company received lease income of approximately $104,000 in 2006, and $92,000 in 2005 from the leased portions of the buildings at 486 Marsh Street and 545 Higuera in San Luis Obispo.  It is the intention of the Bank to hold this property for future development and expansion.

NOTE #5 - DEPOSITS

At December 31, 2006 all time deposits were scheduled to mature in 2007 except for $392,524 that matures in one to two years.

NOTE #6 - NOTES PAYABLE AND OTHER BORROWING ARRANGEMENTS

Notes payable consist of the following:

	2006	2005
4% note payable to an individual, secured by real property payable in monthly installments of $1,954 including principal and interest, plus annual principal payments of $40,000, paid in full January 13, 2006.	$—	$44,659

The Company may borrow up to $5,000,000 overnight on an unsecured basis from two correspondent banks.  As of December 31, 2006, no amounts were outstanding under these arrangements.

As of December 31, 2006, the Company also has financing availability of approximately $44.6 million from the Federal Home Loan Bank (FHLB) which was secured by a blanket pledge of the Company’s loan portfolio which is valued by the most recent Federal Financial Institutions Examination Council’s (FFIEC) Uniform Bank Performance Report. The pledged amount is determined by the amount of funds borrowed from the FHLB.  As of December 31, 2006, no amounts were outstanding under these arrangements.

NOTE #7 - JUNIOR SUBORDINATED DEBT SECURITIES

On September 26, 2002, the Company issued $5,155,000 of junior subordinated debt securities (the “debt securities”) to Coast Bancorp Statutory Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on September 26, 2032.  Interest is payable quarterly on these debt securities at 3-Month LIBOR plus 3.4% for an effective rate of 8.77% as of December 31, 2006.  The debt securities can be redeemed for 107.5% of the principal balance through September 26, 2007 and at par thereafter.  The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Coast Bancorp Statutory Trust I.  The balance of the equity of Coast Bancorp Statutory Trust I is comprised of mandatorily redeemable preferred securities.  In accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company does not consolidate Coast Bancorp Statutory Trust I into the Company financial statements.  Prior to the issuance of FIN No. 46, Bank Holding companies typically consolidated these entities.  As of December 31, 2006, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

NOTE #8 - INCOME TAXES

The provisions for income taxes included in the consolidated statements of income consist of the following:

	2006	2005
Current:
Federal	$824,170	$588,111
State	284,330	206,763
	1,108,500	794,874
Deferred	(190,000)	44,000
	$918,500	$838,874

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from credit loss provision accounting and depreciation differences.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	2006	2005
Deferred tax assets:
Allowance for credit losses	$507,000	$410,000
Market value adjustment on investment securities	8,000	55,000
Other assets	138,000	8,000
	653,000	473,000
Deferred tax liabilities:
Premises and equipment due to depreciation difference	(86,000)	(84,000)
Other liabilities	(95,000)	(60,000)
	(181,000)	(144,000)
Net deferred tax assets	$472,000	$329,000

A comparison of the federal statutory income tax rates to the Company’s effective income tax rates follow:

	2006		2005
	Amount	Rate	Amount	Rate

Statutory federal tax	$779,000	34.0%	$658,000	34.0%
State franchise tax, net of federal benefit	171,000	7.5%	139,000	7.2%
Other items, net	(31,500)	(1.4)%	41,874	2.2%
Actual tax expense	$918,500	40.1%	$838,874	43.4%

NOTE #9 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and weighted average shares outstanding to the net income and number of shares used to compute EPS:

	2006		2005
	Net Income	Shares	Net Income	Shares

Used in basic EPS	$1,374,139	676,182	$1,097,866	668,179
Dilutive effect of outstanding stock options		37,424		33,912
Used in dilutive EPS	$1,374,139	713,606	$1,097,866	702,091

NOTE #10 - STOCK OPTION PLAN

In May 2001, the Coast Bancorp Employee Stock Option Plan and the Director’s’ Stock Option Plan were approved by the shareholders, under which 187,500 shares of the Company’s common stock may be issued at not less than 100% of the fair market value at the date the options are granted.  Under the terms of the Stock Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors, who are not also an officer or employee, may only be granted nonqualified stock options.  Stock options expire no later than ten years from the date of the grant and generally vest over three to five years.  The Bank recognized stock-based compensation cost of $76,416 in 2006.  The Bank also recognized income tax benefits related to stock-based compensation of $7,716 in 2006.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions presented below:

	2006	2005

Expected Volatility	20.03%	20.00%
Expected Term	4 - 6.5 years	6.5 years
Expected Dividends	0.60%	0.60%
Risk Free Rate	4.81%	4.15%
Weighted-Average Grant Date Fair Value	$7.62	$9.12

The expected volatility is based on the historical volatility of the Bank’s stock.  The expected term represents the estimated average period of time that the options remain outstanding.  The expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term.  The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2006 and changes during the years ending thereon is presented below:

	2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	117,100	$17.46
Granted	3,500	$30.30
Exercised	(5,500)	$14.07
Forfeited or expired	(300)	$26.50
Outstanding at end of year	114,800	$17.99	3.5 Years	$1,838,000

Options exercisable at end of year	85,500	$14.78	4.8 Years	$1,643,000

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 were $109,615 and $355,454, respectively.  As of December 31, 2006, there was $176,720 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 2.3 years.

NOTE #11 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors and the companies with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  The balance of these loans outstanding at December 31, 2006 and 2005, was as follows:

	2006	2005

Beginning balance	$2,882,845	$982,913
Additions	—	2,014,797
Payments	(1,654,407)	(114,865)
Ending balance	$1,228,438	$2,882,845

Also in the ordinary course of business, certain officers, directors, shareholders, and employees of the Company have deposits with the Company.  In the Company’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons.  The balance of director and officer deposits at December 31, 2006 and December 31, 2005 was approximately $2,029,000 and $1,319,000 respectively.

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

As of December 31, 2006 and 2005, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2006	2005

Commitments to extend credit	$48,768,000	$57,356,000
Standby letters of credit	2,012,000	2,589,000
	$50,780,000	$59,945,000

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

The Company is involved in various litigation, which have arisen in the ordinary course of its business.  In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company’s financial statements.

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

The estimated fair value of financial instruments at December 31, 2006 and 2005 are summarized as follows (dollar amounts in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$24,973	$24,973	$34,670	$34,670
Investment securities	7,926	7,926	7,872	7,872
Loans, net	135,115	135,774	132,048	132,914
Federal Reserve Bank and FHLB stock	946	946	923	923
Accrued interest receivable	830	830	716	716

Liabilities:
Noninterest-bearing deposits	39,556	39,556	40,583	40,583
Interest-bearing deposits	122,974	122,974	128,366	128,366
Notes payable	—	—	45	45
Junior subordinated debt securities	5,155	5,155	5,155	5,155
Accrued interest and other liabilities	342	342	332	332

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).  To be categorized as well-capitalized or adequately capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual Capital		To Be Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital to risk-weighted assets	$19,003	12.5%	$12,159	8.0%	$15,198	10.0%
Tier 1 capital to risk-weighted assets	$17,560	11.6%	$6,079	4.0%	$9,119	6.0%
Tier 1 capital to average assets	$17,560	9.7%	$7,276	4.0%	$9,095	5.0%

As of December 31, 2005
Total capital to risk-weighted assets	$17,217	11.5%	$11,958	8.0%	$14,947	10.0%
Tier 1 capital to risk-weighted assets	$15,989	10.7%	$5,979	4.0%	$8,969	6.0%
Tier 1 capital to average assets	$15,989	8.8%	$7,308	4.0%	$9,135	5.0%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board.  For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively.  Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 12.6% and 11.2%, respectively, at December 31, 2006 and 11.7% and 10.04%, respectively, at December 31, 2005.

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

NOTE #15 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Coast Bancorp operates Coast National Bank.  Coast Bancorp commenced operations during 2001.  The earnings of the subsidiary are recognized on the equity method of accounting.  Condensed financial statements of the parent company only are presented on the following pages:

CONDENSED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Cash	$48,480	$236,073
Investment in Coast Bancorp Statutory Trust I	155,000	155,000
Investment in Coast National Bank	17,563,647	15,933,952
Other assets	106,633	79,830
	$17,873,760	$16,404,855

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$7,531	$6,804
Junior subordinated debt securities	5,155,000	5,155,000
Stockholders’ equity	12,711,229	11,243,051
	$17,873,760	$16,404,855

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2006	Year Ended December 31, 2005

INCOME
Interest income	$5,127	$5,387
Cash dividends from Coast Bancorp Statutory Trust I	13,348	10,532
TOTAL INCOME	18,475	15,919

EXPENSES
Interest on junior subordinated debt securities	474,047	380,392
Other	62,898	65,768
Allocated tax benefit	(215,500)	(128,000)
TOTAL EXPENSES	321,445	318,160

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(302,970)	(302,241)

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	1,677,109	1,400,107

NET INCOME	$1,374,139	$1,097,866

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,374,139	$1,097,866
Noncash items included in net income:
Equity in income of Subsidiary	(1,677,109)	(1,400,107)
Other	(33,793)	243,761
NET CASH USED IN OPERATING ACTIVITIES	(336,763)	(58,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends Received from Subsidiary	200,000	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	200,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	85,091	286,555
Dividends Paid	(135,921)	(117,968)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(50,830)	168,587

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(187,593)	110,107

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	236,073	125,966

CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,480	$236,073

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls.

As of December 31, 2006 and prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls).  This evaluation (Controls Evaluation) was done under the supervision and with the participation of management, including our Chairman and Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Controls.

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

Item 8B. Other Information

None

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Board of Directors:

Marilyn M. Britton, age 67, graduated from Cal Poly San Luis Obispo.  She was involved with the San Luis Obispo County Farm Bureau for over 27 years, retiring as Executive Director in December 2001, a position she held for over 16 years.  Marilyn is a member of San Luis Obispo County Farm Bureau, San Luis Obispo County Farm Bureau Women, San Luis Obispo County Cattlemen’s Association, Paso Robles Agri-Business Tour Committee, a member and past director of the San Luis Obispo Rotary, and is a member of, and currently serving as director of, the San Luis Obispo County Cattle Women’s Association.  Mrs. Britton developed the San Luis Obispo County Farm Bureau Agriculture Tour Program 27 years ago and has continued as its Tour Coordinator.  She was also the Executive Director for the San Luis Obispo County Grain Improvement Association for 18 years.  She also served on the Sheriff’s Parole Board.

Dario A. Domenghini, age 69, is an original organizer and director of the Bank.  Mr. Domenghini is a life-long resident of San Luis Obispo County.  His family has been involved in agriculture in the County of San Luis Obispo since the early 1920’s.  Mr. Domenghini has been involved in agriculture, working in his family’s dairy and ranching operation since his childhood.

Mr. Domenghini expanded the operation to include vegetable farming.  He has since closed down the dairy operation, but continues to farm in partnership with his nephew.  Mr. Domenghini is a 50% partner in Domenghini Farms.  Mr. Domenghini was educated at Cal Poly San Luis Obispo, majoring in Dairy Science.  Mr. Domenghini is active in local farming and ranching activities.

James M. Kaney, age 60, is an original organizer and director of the Bank.  Mr. Kaney has been a business owner/operator in San Luis Obispo since 1970 and he is a certified public accountant.  He currently is President/Owner of Anacal Financial Inc., a financial service and real estate development company.  He received his B.S. degree, cum laude, in Accounting/Finance with a minor in Economics and his Masters of Business Administration Degree from California Polytechnic State University, San Luis Obispo.  He also teaches accounting and commercial bank management at Cal Poly.  Mr. Kaney started Kaney Foods, Inc. in San Luis Obispo, a wholesaler to restaurants and institutions in the counties of Monterey, Santa Barbara, Ventura, and San Luis Obispo.  Mr. Kaney was responsible for all phases of the company warehousing, distribution, sales and accounting.  The company was sold in 1987.  Mr. Kaney is an organizer, founder and past director of Commerce Bank of San Luis Obispo N.A., which was sold in March 1996 to Valliwide Bank.  Mr. Kaney served for more than twelve years on the Loan Committee and the Investment Committee of Commerce Bank.  Mr. Kaney is a past member of the Kiwanis Club and a member and past director of the Rotary Club of San Luis Obispo.

Michael A. Lady, age 55 is an original organizer and director of the Bank.  Mr. Lady has been a resident of Arroyo Grande for the past nineteen years and is the owner of Lady Family Mortuary in Arroyo Grande.  In addition to his involvement in the mortuary business, Mr. Lady is an investor, as well as the former Mayor of the City of Arroyo Grande.   Mr. Lady, through his development and governmental activities, is vitally aware of the future development plans for the Arroyo Grande area.

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

Gene D. Mintz, age 67, is an original organizer and director of the Bank.  Mr. Mintz is a business and tax advisor and owner of GSM Business Services, Inc.  A life-long resident of San Luis Obispo County, Mr. Mintz is involved in a number of professional, civic, and charitable associations.  He is a 37 year member of the Greater Pismo Beach Kiwanis Club.  Mr. Mintz is a 35 year member of Oceano/Five Cities Elks Club and is involved in the South County Performing Arts Foundation as a Director and Vice President.

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

Ronald R. Olson, age 63, is a director of the Bank.  Mr. Olson is a Certified Public Accountant and is owner of Platino Management Services, Inc. which provides accounting and tax services, management consulting and property management services in Arroyo Grande and surrounding communities.

Mr. Olson has been a resident of Arroyo Grande for 33 years and is active in local service and professional organizations.  Mr. Olson is a member of the Arroyo Grande Optimists Club and of both the American Institute of CPA’s and the California Society of CPA’s.  Mr. Olson is an investor and director of a privately held chain of food supermarkets and a fast food restaurant franchising company.

Jack W. Robasciotti, age 79, is Vice Chairman of the board and an original organizing director of the Bank.  Mr. Robasciotti was born in San Luis Obispo and has been active in banking since 1951.  After an impressive 33 year career with Bank of America, Mr. Robasciotti “retired” to San Luis Obispo, where he worked for 21 years in various positions, including manager of the main office of Commerce Bank of San Luis Obispo, N.A. as well as increasingly responsible positions with Coast National Bank.

Mr. Robasciotti has been active in a number of civic, charitable and fraternal organizations in San Luis Obispo.  His activities range from fundraising for the YMCA, to serving as a director and a member of organizations that provide shelter for abused women (Women’s Shelter), Sexual Assault Victim’s Education (SAVE) and (ALPHA) that counsels pregnant women.   Mr. Robasciotti is a member of the San Luis Obispo Historical Society, previously serving as First Vice President, a past member of Hearst Castle Lighting Committee, and a of other organizations.

Jack C. Wauchope, age 71, is Chief Executive Officer and Chairman of the Board of Directors for both the Bank and the Bancorp.  Mr. Wauchope has been in the banking industry for more than 47 years.  Over half of that time, he has served as the President and Chief Executive Officer of independent banks.   Mr. Wauchope was the organizing President of Commerce Bank of San Luis Obispo as well as Coast National Bank.  He is a graduate of Millikin University at Decatur, Illinois and the Pacific Coast Banking School at the University of Washington, Seattle, Washington.

Mr. Wauchope has served on the boards of numerous civic, charitable and trade organizations which include the Foundation for the Performing Arts Center, Hotline of San Luis Obispo County, San Luis Obispo Economics Forecast Project, Community Bankers of Southern California, Western Banking School, Rotary Club of San Luis Obispo Daybreak and the Civic Ballet of San Luis Obispo.

Dan H. Wixom, age 56, is an original organizer and director of the Bank.  Mr. Wixom is a rancher and an owner/operator of Wixom Trucking, LLC.  Mr. Wixom formerly owned and operated Wixom Concrete, Inc., which was sold in 1997.  A graduate of Cal Poly San Luis Obispo in Agriculture Management, Mr. Wixom is a fourth generation resident of San Luis Obispo County.  He has been a member of Native Sons of the Golden West for over twenty-five years and served as a president of the organization.  Mr. Wixom served on the board of the Morro Bay Community Foundation.  The foundation helps with youth activities on the Central Coast.  He supports local educational institutions, volunteering time and donating materials for the Morro Bay FFA and 4H groups and for youth sports teams.

Mr. Wixom is a member of the California Cattlemen’s Association, the National Cattlemen’s Association, and the San Luis Obispo County Farm Bureau.  He has operated his own calf/cow operation for more than 30 years.  Currently he runs over 300 mother cows on over 3,000 acres, with an additional 100 acres set aside for oat and hay production.  His trucking company is involved in the statewide transportation of construction aggregates, bulk cement and livestock.

Executive Officers:

Jack C. Wauchope — Chief Executive Officer/President and Chairman of the Board — See “Directors”

Davina A. Palazzo, age 38, Executive Vice President. Davina serves as Manager of the Bank’s Small Business Loan Center and Marketing Director for the bank.  She was educated in Southern California, graduating from California State University — Fullerton.  She has been in banking for the past 20 years, concentrating primarily over the last sixteen years in government guaranteed lending programs such as the U.S. Small Business Administration.  She is a graduate of the Pacific Coast Banking School at the University of Washington and the American Banker’s Association School of Bank Marketing and Management.  She is a Vice Chairperson of the Board of Directors of the National Association of Government Guaranteed Lenders.  She has testified in front of Congress numerous times on SBA issues.   She is the President of the Paso Robles Sunrise Rotary Club.  Ms. Palazzo was the recipient of the SBA’s Financial Service Advocate of the Year Award for 2002.  She was recently named one of the Top 20 Professionals Under 40 in San Luis Obispo.   She has been named to the Pacific Coast Business Times “Who’s Who in Banking and Finance” for the past five consecutive years.   Under her direction, the bank’s marketing campaign was recently awarded “Best of Show” by the American Banker’s Association in a national competition.

Leah M. Pauly, age 44, is Executive Vice President/Chief Credit Officer for the Bank.  She was raised and educated in Southern California but has lived in northern San Luis Obispo county for the past 19 years.  She has actively worked in progressively more responsible positions in banking for the last 25 years and graduated from the ABA Stonier Graduate School of Banking in June 2005.  Over the years, Pauly has volunteered for a number of civic and charitable organizations.  She currently serves on the Board of Directors of Senior Volunteer Services.

Karan C. Pohl, age 35, joined the Company on May 5, 2005.  She presently serves as Senior Vice President and Chief Financial Officer of the Company’s subsidiary, Coast National Bank.  Ms. Pohl is a Certified Public Accountant.  Prior to accepting her position, she worked as an Audit Manager for Moss, Levy and Hartzheim, a public accounting firm located in Santa Maria, California, where she was employed from 1998 to 2005.  She graduated from California Polytechnic University, San Luis Obispo with a Bachelor’s of Science degree in Business Administration with an emphasis in accounting and finance.  She currently serves on the Board of Directors for the Central Coast Chapter of the California Society of Certified Public Accountants as well as the Cal Poly Alumni Association.

The executive officers were each elected by the Board of Directors.  There are no family relationships between directors and executive officers of the Bank.

No Director of the Bank holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange of 1934, as amended.

Compliance with Section 16(a) of the Securities Exchange Act

Based solely on its review of Forms 3, 4, and 5, and amendments thereto, furnished to Bancorp during the 2006 fiscal year, no person who was a director, officer, or beneficial owner of more than ten percent of the Bank’s Common Stock failed to file on a timely basis reports required by Section 16(a) during the 2006 fiscal year except for Jack Wauchope, Chief Executive Officer, who was required to file a Form 4 within 2 days of stock transaction  filed the form 4 on March 16 instead of March 15, 2006.

Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Bancorp’s Board of Directors described in the Bancorp’s proxy material for its 2006 annual meeting of shareholders.

Audit Committee

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) consists of Directors Gene D. Mintz as Chairman, Marilyn M. Britton, Dario A. Domenghini, James M. Kaney and Ronald R. Olson.  Each member is an “independent director” and satisfies the additional requirements for independence of Audit Committee members as defined by the rules of the NASDAQ Stock Market.

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

Item 10.  Executive Compensation:

The chart below contains the compensation paid or accrued during the last fiscal year to Jack C. Wauchope, Karan Pohl, Davina Palazzo, and Leah Pauly, (the “Named Executives”) as the chief executive officer, the chief financial officer and the two most highly compensated principal officers of the Company, whose total compensation during the last fiscal year exceeded $100,000.

The value of perquisites and other personal benefits are disclosed in other annual compensation if they exceed, in the aggregate, the lesser of $25,000 or 10% of salary and bonus.

Summary Officer Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation (2,3,4,5)	Total

Jack C. Wauchope	2006	$193,750	$27,500	$—	$—	$—	$22,632	$243,882
President/CEO
Chairman of the Board

Davina A. Palazzo	2006	$133,750	$17,500	$—	$—	$—	$14,173	$165,423
Executive Vice President
Small Business Lending
Center Manager

Leah M. Pauly	2006	$135,000	$25,000	$—	$3,880	$—	$4,136	$168,016
Executive Vice President
Chief Credit Officer

Karan C. Pohl	2006	$68,625	$4,000	$—	$8,154	$—	$2,514	$83,293
Senior Vice President

Notes Regarding Percentages All Other Compensation:

(1)          Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006.  Includes stock options granted in 2004 and 2005 to the extent the vesting period for such grants fell in 2006. Please refer to Note 10, “Stock Option Plan” of our financial statements for a discussion of the assumptions related to the calculation of such value.

(2)          Includes profit sharing contributions accrued by the Bank during 2006 for the benefit of Wauchope, Palazzo, and Pauly in the amount of $3,616 each.  The profit sharing contribution accrued by the Bank during 2006 for Pohl was $1,994.

(3)          Includes life insurance premiums paid by the Bank during 2006 on behalf of Wauchope in the amount of $135 and on behalf of Palazzo, Pauly and Pohl in the amount of $270 each.

(4)          Includes personal benefits of Bank owned vehicle paid by the Bank during 2006 on behalf of Wauchope, Palazzo, Pauly and Pohl in the amounts of $3,617, $4,391, $4,433, $4,800 respectively.

(5)          Includes personal benefits of Club dues paid by the Bank during 2006 on behalf of Wauchope, and Palazzo in the amounts of $6,329 and $5,896 respectively.

The Bank has employed Jack C. Wauchope as its Chief Executive Officer and entered into an employment agreement with him, which took effect in June 2003.  The agreement provided for a term of five years at an annual base salary of $175,000.00 in year 1, $185,000.00 in year 2 and 3, $200,000.00 in year 4 and 5, discretionary bonuses, and a Bank provided automobile, country club membership, expense reimbursement, $400,000.00 of life insurance and standard and customary medical and dental insurance benefits.  Additionally, Mr. Wauchope will be entitled to severance benefits equal to one year’s base salary or two years, each dependent upon the occurrence of one or more enumerated events.  In the event that Mr. Wauchope was terminated prior to a change in control, without cause, at December 31, 2006, he would have been paid $200,000 in one lump sum payment on the effective date of termination.  In the event that Mr. Wauchope was terminated after a change in control, without cause or resigned for good reason, he would have been paid $400,000 in one lump sum payment on the effective date of termination/resignation.

The Bank has employed Davina A. Palazzo as its Executive Vice-President and Manager of the Small Business Lending Center and entered into an employment agreement with her, which took effect in June 2003.  The agreement provides for a term of five years at an annual base salary of $115,000.00 in year 1, $125,000.00 in year 2 and 3, $140,000.00 in year 4 and 5, discretionary bonuses, and a Bank provided automobile, country club membership, and standard and customary medical and dental insurance benefits.  Additionally, Ms. Palazzo will be entitled to severance benefits equal to one year’s base salary or two years, each dependent upon the occurrence of one or more enumerated events. In the event that Ms. Palazzo was terminated prior to a change in control, without cause, at December 31, 2006, she would have been paid $140,000 in one lump sum payment on the effective date of termination.  In the event that Ms. Palazzo was terminated after a change in control, without cause or resigned for good reason, she would have been paid $280,000 in one lump sum payment on the effective date of termination/resignation.

The Bank has employed Leah M. Pauly as its Executive Vice President and Chief Credit Officer and entered into an employment agreement with her, which took effect November 2003.  The agreement provides for five years at an annual salary of $100,000.00 in year 1, $110,000.00 in year 2 and 3, $125,000.00 in year 4 and 5, discretionary bonuses, and a Bank provided automobile, and standard and customary medical and dental insurance benefits.  Additionally, Ms. Pauly will be entitled to severance benefits equal to six month’s base salary or one year, each dependant upon the occurrence of one or more enumerated events.  In the event that Ms. Pauly was terminated prior to a change in control, without cause, at December 31, 2006, she would have been paid $62,500 in one lump sum payment on the effective date of termination.  In the event that Ms. Pauly was terminated after a change in control, without cause or resigned for good reason, she would have been paid $125,000 in one lump sum payment on the effective date of termination/resignation.

The Bank has employed Karan C. Pohl as its Senior Vice President and Chief Financial Officer since May 5, 2005.  Ms. Pohl does not have an employment contract with the Bank and is an “At Will” employee.  Her current salary is $72,000 and receives discretionary bonuses and an automobile allowance of $4,000 per year.

Employees Stock Option Plan

In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1997 Stock Option Plan, now known as the Coast Bancorp Employee Stock Option Plan (the “Employee Plan”).  The Employee Plan was adopted to strengthen the Company and its subsidiaries by providing eligible full-time officers and employees an added incentive to perform at a high level and to reward extraordinary efforts to increase the earnings of Coast Bancorp and its subsidiary.  The incentive will take the form of an opportunity for officers and employees of Coast Bancorp and its subsidiaries to acquire a proprietary interest in the success of Coast Bancorp by purchasing Shares of Coast Bancorp common stock.  125,000 shares of Coast Bancorp common stock may be issued pursuant to the exercise of Options granted under the Employee Plan, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company.  As of December 31, 2006, approximately thirty two officers and employees of Coast Bancorp and its affiliate were eligible to hold options to purchase under the Employee Plan.  The Employee Plan contemplates the grant of incentive stock options and nonstatutory stock options.

The Employee Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

Exercise and Grant of Options

During 2006 no options were granted to the Named Executives.

The following table sets forth information concerning individual grants of stock options during fiscal year 2006 to each of the Named Executive Officers.:

Options Granted in Last Fiscal Year

Name	No. of Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh.)	Expiration Date	Grant Date Value (1)
Jack C. Wauchope, President and CEO	0	—	—	—	—
Davina A. Palazzo, Executive Vice President	0	—	—	—	—
Leah M. Pauly, Executive Vice President	0	—	—	—	—
Karan C. Pohl, Senior Vice President	0	—	—	—	—

(1)             Present value at date of grant using the Black-Scholes model

The following table shows for the fiscal year ending 2006, the outstanding stock option awards, both vested and unvested, for each of the Named Executives, including the option exercise price and expiration date.  The chart includes only stock option award information as it is the only equity plan the bank currently has in place.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securitites Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jack C. Wauchope	20,000	(1)	0	10.00	06/12/07
Davina A. Palazzo	7,500	(2)	0	14.00	07/05/10
Leah M. Pauly	2,400	(3)	600	15.00	04/16/12
	1,000	(4)	1,500	26.50	11/17/14
Karan C. Pohl	1,000	(5)	4,000	28.50	05/18/15

Notes regarding outstanding equity awards.

(1)           These stock options were granted on June 12, 1997.  These options vest and become exercisable in five equal installments with the first installment vesting on January 1, 1998.

(2)           These stock options were granted on July 5, 2000.  These options vest and become exercisable in five equal installments with the first installment vesting on January 1, 2001.

(3)           These stock options were granted on April 16, 2002.  These options vest and become exercisable in five equal installments with the first installment vesting on January 1, 2003.

(4)           These stock options were granted on November 17, 2004.  These options vest and become exercisable in five equal installments with the first installment vesting on January 1, 2005.

(5)           These stock options were granted on May 18, 2005.  These options vest and become exercisable in five equal installments with the first installment vesting on January 1, 2006.

Directors Compensation

The directors who are not full-time employees of the Bank are presently receiving monthly directors’ fees of $1,250 per month.  Certain committee chairmen receive an additional stipend commensurate with their augmented duties.  Mr. Wauchope does not presently receive directors’ fees.  The following table sets forth information regarding director compensation.

Summary Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Marilyn M. Britton	$15,000	—	$2,586	—	—	$176	$17,762
Dario A. Domenghini	$15,000	—	$2,586	—	—	$176	$17,762
James M. Kaney	$15,000	—	$2,586	—	—	$270	$17,856
Michael A. Lady	$15,000	—	$2,586	—	—	$270	$17,856
Gene D. Mintz	$18,000	—	$2,586	—	—	$176	$20,762
Ronald R. Olson	$16,500	—	$2,586	—	—	$—	$19,086
Jack W. Robasciotti	$15,000	—	$2,586	—	—	$135	$17,721

Notes Regarding Director Compensation:

(1)          Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006.  Includes stock options granted in 2004 and 2005 to the extent the vesting period for such grants fell in 2006. Please refer to Note 10, “Stock Option Plan” of our financial statements for a discussion of the assumptions related to the calculation of such value.

(2)   Includes life insurance premiums paid by the Bank during 2006 on behalf of the Directors.

Directors Stock Option Plan

In the course of the formation of Coast Bancorp as of May 31, 2001, Coast Bancorp adopted and assumed the Coast National Bank 1998 Directors’ Stock Option Plan, now known as the Coast Bancorp Directors Stock Option Plan (the “Director Plan”).  The Director Plan was adopted to offer the non-employee directors of Coast Bancorp and its affiliates the opportunity to acquire a proprietary interest in the success of Coast Bancorp by purchasing shares of Coast Bancorp common stock.  New options were not granted in 2006 to the (8) outside directors.

The aggregate number of shares which may be issued pursuant to the exercise of Options granted under the Director Plan is 62,500 shares, and in no event may the total number of shares issuable upon exercise of all outstanding options and the total number of shares provided for under any other stock option plan, stock bonus or similar plan of Coast Bancorp exceed thirty percent (30%) of the then-outstanding common stock of the Company (the “Shares”).  As of March 15, 2007, approximately eight (8) directors of Coast Bancorp and its affiliates were eligible to hold options under the Director Plan.  The Director Plan contemplates the grant of nonstatutory stock options only.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

a.                                       There are no stockholders with ownership of 5% of the Bank’s stock, except as set forth below.  Mr. Wauchope’s address is 500 Marsh Street, San Luis Obispo, CA  93401.

b.                                      The following table sets forth information as of December 31, 2006 as to common shares beneficially owned by the directors and each Named Executive Officer, as well as all directors and principal officers of the Company as a group.  Except as indicated in the footnotes to the table, none of the shares listed below have been pledged as security.  Ownership information is based upon information furnished by the respective individuals.

Officer and Director Beneficial Ownership

Name	Relationship to Bank	Number of Shares	Notes	Percentage Owned (1)

Jack C. Wauchope	Chairman of the Board & CEO	36,000	(2)	5.15%
Marilyn M. Britton	Corporate Secretary & Director	3,717	(3)	0.54%
Dario A. Domenghini	Director	11,401	(4,5)	1.66%
James M. Kaney	Director	8,367	(5)	1.22%
Michael A. Lady	Director	6,667	(5)	0.97%
Gene D. Mintz	Director	28,598	(5)	4.17%
Ronald R. Olson	Director	16,992	(3)	2.49%
Jack W. Robasciotti	Director	7,667	(5)	1.12%
Dan H. Wixom	Director	17,467	(5,6)	2.55%
Davina A. Palazzo	EVP & Executive Officer	7,500	(8)	1.10%
Leah M. Pauly	EVP & Executive Officer	5,400	(7)	0.79%
Karan C. Pohl	SVP & Executive Officer	1,000	(8)	0.15%
Directors & Executive Officers as a Group (12 persons)		150,776	(9)	20.05%

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

(3)           Includes 3,167 shares of Director Stock options that are presently exercisable.

(4)           Includes 300 shares held by Domenghini Farms, a California General Partnership

(5)           Includes 5,667 shares of director stock options that are presently exercisable.

(6)           Includes 4,500 shares held by the Wixom Trucking Co., LLC Profit Sharing Trust over which Mr. Wixom is trustee with sole voting and investment power.

(7)           Includes 3,400 shares of incentive stock options that are presently exercisable.

(8)           Incentive stock options currently exercisable.

(9)           Includes 31,900 shares of incentive stock options and 40,336 shares of director stock options which are presently exercisable.

The Bancorp is not aware of any arrangement that might result in a change of control of the Bancorp.

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

It is also possible that one or more members of the Board of Directors may from time to time provide services and equipment to Bancorp or the Bank.  It is the firm policy of the Board that any such transactions between the Bank and any members of its Board, or any person directly or indirectly related to a director, be made in strict accordance with applicable rules and regulations and on substantially the same terms as those available at the time for comparable transactions with disinterested persons.  There have been no transactions of this sort since January 1, 2006.

PART IV

Item 13.   Exhibits

a)                                      Exhibits

See index to exhibits at page 74 of this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

Vavrinek, Trine, Day & Company LLP’s engagement by Coast Bancorp commenced on April 30, 2002. Vavrinek, Trine, Day & Company LLP’s has also audited Coast National Bank since inception.  During the fiscal year ended December 31, 2006, Vavrinek, Trine & Day & Company, LLP provided professional services in connection with the review of Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30, September 30, 2006, and the audit of the financial statements of Coast Bancorp for the fiscal year ended December 31, 2006.  As part of the engagement, Vavrinek, Trine, Day & Company LLP also prepared quarterly tax estimates and the federal and state income tax returns.

Audit Fees

The aggregate fees billed by Vavrinek, Trine, Day & Company LLP for professional services rendered for the audit of the Company’s annual financial statements and review of its Form 10-KSB for fiscal years 2005 and 2006 and for the review of the financial statements and the Company’s Forms 10-QSB for the Quarters ended March 31, June 30, and September 30, 2006 were $41,000.00 and $50,000.00, respectively.

Audit Related Fees

There were no fees billed by Vavrinek, Trine, Day & Company, LLP for assurance and related services provided to the Company that are reasonably related to the performance of the audit or review of the Company’s financial statements that have not been reported under “Audit Fees” for fiscal years 2005 and 2006.

Tax Fees

The aggregate fees billed by Vavrinek, Trine, Day & Company, LLP for professional services rendered to the Company for tax compliance, advice, and planning including the preparation of tax estimates and federal and state income tax returns, for fiscal years 2005 and 2006 were $5,000.00 each year.

All Other Fees

Other than as provided above, no other fees were paid to Vavrinek, Trine, Day & Company, LLP during 2005 or 2006.

Audit Committee’s Pre-Approval Policies and Procedures

All services provided by Vavrinek, Trine, Day & Company, LLP require the pre-approval of Bancorp’s Audit Committee.  All tax related services and all other services provided by Vavrinek, Trine, Day & Company, LLP for 2005 and 2006 were pre-approved by the Audit Committee.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Footnote

2.0	Plan of Acquisition and Agreement of Merger dated March 1, 2001	(1)
3.1	Articles of Incorporation of Coast Bancorp	(1)
3.2	Bylaws of Coast Bancorp	(1)
4.1	Certificate Evidencing Floating Rate Capital Securities	(3)
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
4.3	Certificate Evidencing Floating Rate Common Securities	(3)
4.4	Guarantee Agreement	(3)
4.5	Indenture dated September 26, 2002, Coast Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
10.1	Coast Bancorp Stock Option Plan and specimen Non-Statutory and Incentive Stock Option Agreements	(2) **
10.2	Coast Bancorp Directors Stock Option Plan and specimen Non-Statutory Agreement	(2) **
10.3	Employment contract by and between Jack C. Wauchope and Coast National Bank	(4)**
10.4	Employment contract by and between Davina Palazzo and Coast National Bank	(5)**
10.5	Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A., as Institutional Trustee, Coast Bancorp as Sponsor, and Administrators, dated as of September 26, 2002	(3)
10.6	Employment contract by and between Leah Pauly and Coast National Bank	(5)**
10.7	2006 Executive Bonuses	**
10.8	12/30/04 Summary of Material Modifications for Employee 401K Profit Sharing Plan	(6)**
10.9	Paso Robles Lease Agreement	(6)
10.10	Fresno SBA Lease Agreement	(6)
10.11	Santa Maria SBA Lease Agreement	(6)
10.12	Directors’ Fee Schedule	(6)**
10.13	Karan Pohl Offer Agreement	(6)**
10.14	Fresno SBA Lease Agreement	(7)
10.15	Paso Robles Land Purchase Agreement	(7)
11.0	Statement regarding computation of per share earnings. Included in footnote 9 to the Registrant’s audited financial statements included in this Annual Report.
14.0	Code of Ethics required by Item 406 of Regulation S-B	(5)
24.0	Power of Attorney
21.0	Subsidiaries of the Coast Bancorp — Coast National Bank (100% owned)
23.0	Consent of Independent Public Accountants
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(3)             Filed as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, and 10.5, respectively, to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2002 filed with the SEC and incorporated herein by reference.

(4)             Filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2003 filed with the SEC and incorporated herein by reference.

(5)             Filed as Exhibits 10.4,10.6, and 14, respectively to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2004 filed with the SEC and incorporated herein by reference.

(6)             Filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5, respectively to Registrant’s Quarterly Report on Form 10-QSB for the Fiscal Quarter ended June 30, 2005 filed with the SEC and incorporated herein by reference

(7)             Filed as Exhibits 10.1, and 10.2 respectively to Registrant’s Quarterly Report on Form 10-QSB for the Fiscal Quarter ended September 30, 2006 filed with the SEC and incorporated herein by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COAST NATIONAL BANK

By:	/s/ Jack C. Wauchope
Jack C. Wauchope
Chief Executive Officer
Chairman of the Board

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date
/s/ Marilyn M. Britton	Director	March 30, 2007
Marilyn M. Britton
/s/ Dario A. Domenghini	Director	March 30, 2007
Dario A. Domenghini
/s/ James M. Kaney	Director	March 30, 2007
James M. Kaney
/s/ Michael A. Lady	Director	March 30, 2007
Michael A. Lady
/s/ Gene D. Mintz	Director	March 30, 2007
Gene D. Mintz
/s/ Ron R. Olson	Director	March 30, 2007
Ron R. Olson
/s/ Jack W. Robasciotti	Director	March 30, 2007
Jack W. Robasciotti
/s/ Dan H. Wixom	Director	March 30, 2007
Dan H. Wixom