Form 10KSB/A
period 2006-12-31
COAST BANCORP/CA
filed 2007-04-23
CIK 1141575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-KSB/A

Amendment No. 1

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

Explanation of Amendment

This Form 10-KSB/A amends the Form 10-KSB filed on March 30, 2007 in order to disclose the corrected 2005 allowance for loan losses as compared to total loans located in the Management’s Discussion and Analysis section of the Report and to disclose Director Dan Wixom’s 2006 compensation.   Unaffected items have not been repeated in this filing.

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

See also the section that follows titled “Part II – Item 5: Market for Common Equity and Related Stockholder Matters – Dividends.”

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

The Bank’s deposits are insured by the Bank Insurance Fund administered by the FDIC.  Prior to 2006, the FDIC was required to maintain insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC has authority to levy special assessments against insured financial institutions based upon insured deposits.

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

•      Financial Holding Companies and Financial Activities

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

•      Securities Activities

Title II narrows the exemptions from the securities laws previously enjoyed by banks.  The Board of Governors and the SEC continue to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company.

•      Insurance Activities

Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions.

•      Privacy

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

•      Safeguarding Confidential Customer Information

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

	High	Low
First Quarter, 2006	$30.00	$27.50
Second Quarter, 2006	$30.35	$28.80
Third Quarter, 2006	$31.00	$29.50
Fourth Quarter, 2006	$36.50	$30.30

	High	Low
First Quarter, 2005	$29.50	$27.50
Second Quarter, 2005	$28.50	$26.30
Third Quarter, 2005	$28.50	$26.50
Fourth Quarter, 2005	$30.35	$28.50

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

For the impact of Trust Preferred Securities on the payment of dividends, see the preceding section titled “Part I – SUPERVISION AND REGULATION, Payment of Dividends – Coast Bancorp.”

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

(d)   The following chart provides information as of December 31, 2006, concerning the Bancorp’s Stock Option Plans, which represent the Bancorp’s only equity compensation plans:

Plan Categories:

			Number of Securities
	Number of Securities		Remaining Available for
Employee	to be Issued Upon	Weighted-average	Future Issuance Under
and Director	Exercise of	Exercise Price of	Equity Compensation
Stock Option	Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plans	Warrants, and Rights	Warrants and Rights	Reflected in column [a]
	[a]	[b]	[c]
Equity Compensation Plans Approved by Security Holders	114,800	$17.99	18,100
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	114,800	$17.99	18,100

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

2006 Compared to 2005

Net interest income before the provision for credit losses for 2006 was $9.0 million, $8.8 million after the provision for loan loss compared to $7.7 million of net interest income, before and after loan loss provision, in 2005.  The percentage increase in net interest income before the loan loss provision was 16.5% and 13.4% after the provision for loan loss.  This increase was primarily due to the 2.4% increase in loans.  The net yield on average earning assets also increased from 5.00% in 2005 to 5.49% in 2006.

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

BALANCE SHEET ANALYSIS

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of December 31, 2006:

Maturity Distribution of Investment Securities

(dollar amounts in thousands)

	December 31,
	2006			2005
			Weighted
	Book	Market	Average	Book	Market
	Value	Value	Yield	Value	Value
Available-for-Sale Securities
U.S. Treasuries:
Within One Year	$—	$—	0.00%	$—	$—
One to Five Years	—	—	0.00%	—	—
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury Securities	—	—	0.00%	—	—

U.S. Government and Agency Securities
Within One Year	2,984,407	2,971,870	3.25%	4,991,864	4,920,290
One to Five Years	4,960,373	4,954,080	4.47%	3,015,158	2,951,880
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Treasury and Government Agency Securities	7,944,780	7,925,950	3.86%	8,007,022	7,872,170
Mutual Funds	—	—	—	—	—
Mortgage Backed Securities	—	—	—	—	—
Total Available-for-Sale Securities	$7,944,780	$7,925,950	3.86%	$8,007,022	$7,872,170

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

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio at December 31, 2006:

Maturity Distribution of Fixed Rate Loans

(dollar amounts in thousands)

		Over 3
		Months	Due after
	3 Months or	through 12	one year to	Due after
	Less	Months	five years	five years	Total

Loans
Commercial	$237	$1,492	$972	$1,203	$3,904
Real Estate - Construction	—	—	253	—	253
Real Estate - Other	985	359	2,941	6,908	11,193
Consumer	70	438	426	353	1,287
Other	—	—	—	—	—
Total Loans	$1,292	$2,289	$4,592	$8,464	16,637

Loans on Non-Accrual					450
Total Fixed Rate Loans					$17,087

The following table shows the maturity distribution of the variable rate portion of the loan portfolio at December 31, 2006:

Maturity Distribution of Variable Rate Loans

(dollar amounts in thousands)

		Over 3
		Months	Due after
	3 Months or	through 12	one year to	Due after
	Less	Months	five years	five years	Total

Loans
Commercial	$28,274	$4,757	$4,341	$—	$37,372
Real Estate - Construction	24,692	2,065	1,116	—	27,873
Real Estate - Other	32,046	2,780	12,014	2,172	49,012
Consumer	3,407	11	—	—	3,418
Other	—	—	—	—	—
Total Loans	$88,419	$9,613	$17,471	$2,172	117,675

Loans on Non-Accrual					2,093
Total Variable Rate Loans					$119,768

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

Activity in Allowance for Loan Losses

(dollar amounts in thousands)

	For the Year Ended
	December 31,
	2006	2005
Outstanding Gross Loans
Average for the Year	$139,621	$125,126
End of the Year	$136,856	$133,691

Allowance for Loan Losses:
Balance at Beginning of Year	$1,183	$1,168
Actual Charge-Offs:
Commercial	—	—
Consumer	31	5
Real Estate	—	—
Total Charge-Offs	31	5

Less Recoveries:
Commercial	—	—
Consumer	—	—
Real Estate	—	—
Total Recoveries	—	—

Net Loans Charged-Off	31	5
Provision for Loan Losses	236	20
Balance at End of Year	$1,388	$1,183

Ratios:
Net Loans Charged-Off to Average Loans	0.02%	0.00%
Allowance for Loan Losses to Total Loans	1.01%	0.89%
Net Loans Charged-Off to Beginning Allowance for Loan Losses	2.62%	0.43%
Net Loans Charged-Off to Provision for Loan Losses	13.14%	25.00%
Allowance for Loan Losses to Non-performing Loans	54.58%	n/a

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans:

Allowance for Loan Losses Composition

(dollar amounts in thousands)

	December 31,			December 31,
	2006			2005
			Percentage of		ALL as a	Percentage
		ALL as a	Loan		Percentage	of Loan
		percentage of	Category to		of Total	Category to
	Amount	Total ALL	Total Loans	Amount	ALL	Total Loans

Commercial	$363	26.15%	30.49%	$464	39.22%	22.00%
Construction	154	11.10%	20.55%	126	10.65%	19.00%
Real Estate	831	59.87%	45.52%	420	35.50%	57.00%
Consumer	11	0.79%	3.44%	7	0.59%	2.00%
Unallocated	29	2.09%	—	166	14.03%	—
	$1,388	100.00%	100.00%	$1,183	100.00%	100.00%

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

Laguna Hills, California

February 15, 2007

25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PALO ALTO  •  PLEASANTON  •  RANCHO CUCAMONGA

COAST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$7,173,159	$9,769,801
Federal funds sold	17,800,000	24,900,000
TOTAL CASH AND CASH EQUIVALENTS	24,973,159	34,669,801

Investment securities available for sale	7,925,950	7,872,170

Loans:
Commercial	41,725,900	29,490,713
Real estate - construction	28,126,176	25,212,724
Real estate - other	62,298,552	76,092,314
Consumer	4,705,259	2,895,549
TOTAL LOANS	136,855,887	133,691,300
Net deferred loan fees	(352,195)	(460,506)
Allowance for credit losses	(1,388,310)	(1,182,766)
NET LOANS	135,115,382	132,048,028
Premises and equipment	9,739,660	8,314,102
Deferred taxes	472,000	329,000
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	945,650	922,850
Accrued interest and other assets	1,567,341	1,568,151
TOTAL ASSETS	$180,739,142	$185,724,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$39,556,425	$40,583,198
Money market and NOW	50,035,815	45,092,195
Savings	6,673,615	8,855,855
Time deposits of $100,000 or more	50,708,688	58,983,932
Other time deposits	15,555,896	15,434,000
TOTAL DEPOSITS	162,530,439	168,949,180
Notes payable	—	44,659
Junior subordinated debt securities	5,155,000	5,155,000
Other liabilities	342,474	332,212
TOTAL LIABILITIES	168,027,913	174,481,051
Commitments and contingencies - Notes #4 and #12	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding:679,600 in 2006 and 674,100 in 2005	7,035,163	6,950,072
Additional paid-in capital	76,416	—
Retained earnings	5,610,760	4,372,542
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities, net of taxes of $7,720 in 2006 and $55,289 in 2005	(11,110)	(79,563)
TOTAL STOCKHOLDERS’ EQUITY	12,711,229	11,243,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,739,142	$185,724,102

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

Security maturities are as follows:

	December 31, 2006
	Securities Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$2,984,407	$2,971,870
Due in one year to five years	4,960,373	4,954,080
	$7,944,780	$7,925,950

Securities with unrealized losses are as follows:

December 31, 2006
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

U.S. Agency Securities	$(4,129)	$5,937,830	$(14,701)	$1,988,120	$(18,830)	$7,925,950

December 31, 2005
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

U.S. Agency Securities	$—	$—	$(134,852)	$7,872,170	$134,852	$7,872,170

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

A summary of the status of the Company’s fixed stock option plan as of December 31, 2006 and changes during the years ending thereon is presented below:

	2006
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	117,100	$17.46
Granted	3,500	$30.30
Exercised	(5,500)	$14.07
Forfeited or expired	(300)	$26.50

Outstanding at end of year	114,800	$17.99	3.5 Years	$1,838,000

Options exercisable at end of year	85,500	$14.78	4.8 Years	$1,643,000

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

The estimated fair value of financial instruments at December 31, 2006 and 2005 are summarized as follows (dollar amounts in thousands):

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$24,973	$24,973	$34,670	$34,670
Investment securities	7,926	7,926	7,872	7,872
Loans, net	135,115	135,774	132,048	132,914
Federal Reserve Bank and FHLB stock	946	946	923	923
Accrued interest receivable	830	830	716	716

Liabilities:
Noninterest-bearing deposits	39,556	39,556	40,583	40,583
Interest-bearing deposits	122,974	122,974	128,366	128,366
Notes payable	—	—	45	45
Junior subordinated debt securities	5,155	5,155	5,155	5,155
Accrued interest and other liabilities	342	342	332	332

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

			Amount of Capital Required
			To Be
			Adequately		To Be
	Actual Capital		Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital to risk-weighted assets	$19,003	12.5%	$12,159	8.0%	$15,198	10.0%
Tier 1 capital to risk-weighted assets	$17,560	11.6%	$6,079	4.0%	$9,119	6.0%
Tier 1 capital to average assets	$17,560	9.7%	$7,276	4.0%	$9,095	5.0%

As of December 31, 2005
Total capital to risk-weighted assets	$17,217	11.5%	$11,958	8.0%	$14,947	10.0%
Tier 1 capital to risk-weighted assets	$15,989	10.7%	$5,979	4.0%	$8,969	6.0%
Tier 1 capital to average assets	$15,989	8.8%	$7,308	4.0%	$9,135	5.0%

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

NOTE #15 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

Coast Bancorp operates Coast National Bank.  Coast Bancorp commenced operations during 2001.  The earnings of the subsidiary are recognized on the equity method of accounting.  Condensed financial statements of the parent company only are presented on the following pages:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Cash	$48,480	$236,073
Investment in Coast Bancorp Statutory Trust I	155,000	155,000
Investment in Coast National Bank	17,563,647	15,933,952
Other assets	106,633	79,830
	$17,873,760	$16,404,855

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$7,531	$6,804
Junior subordinated debt securities	5,155,000	5,155,000
Stockholders’ equity	12,711,229	11,243,051
	$17,873,760	$16,404,855

CONDENSED STATEMENTS OF INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
INCOME
Interest income	$5,127	$5,387
Cash dividends from Coast Bancorp Statutory Trust I	13,348	10,532
TOTAL INCOME	18,475	15,919

EXPENSES
Interest on junior subordinated debt securities	474,047	380,392
Other	62,898	65,768
Allocated tax benefit	(215,500)	(128,000)
TOTAL EXPENSES	321,445	318,160

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(302,970)	(302,241)

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	1,677,109	1,400,107

NET INCOME	$1,374,139	$1,097,866

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,374,139	$1,097,866
Noncash items included in net income:
Equity in income of Subsidiary	(1,677,109)	(1,400,107)
Other	(33,793)	243,761

NET CASH USED IN OPERATING ACTIVITIES	(336,763)	(58,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends Received from Subsidiary	200,000	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	200,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	85,091	286,555
Dividends Paid	(135,921)	(117,968)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(50,830)	168,587

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(187,593)	110,107

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	236,073	125,966

CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,480	$236,073

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

Summary Officer Compensation Table

					Option	Non-Equity	All Other
				Stock	Awards	Incentive Plan	Compensation
Name and				Awards	($)	Compensation	($)
Principal Position	Year	Salary ($)	Bonus ($)	($)	(1)	Earnings ($)	(2),(3),(4),(5)	Total

Jack C. Wauchope
President/CEO
Chairman of the Board	2006	$193,750	$27,500	$—	$—	$—	$22,632	$243,882

Davina A. Palazzo
Executive Vice President
Small Business Lending
Center Manager	2006	$133,750	$17,500	$—	$—	$—	$14,173	$165,423

Leah M. Pauly
Executive Vice President
Chief Credit Officer	2006	$135,000	$25,000	$—	$3,880	$—	$4,136	$168,016

Karan C. Pohl
Senior Vice President
Chief Financial Officer	2006	$68,625	$4,000	$—	$8,154	$—	$2,514	$83,293

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

The following table sets forth information concerning individual grants of stock options during fiscal year 2006 to each of the Named Executive Officers.:

Options Granted in Last Fiscal Year

Name	No. of Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh.)	Expiration Date	Grant Date Value (1)

Jack C. Wauchope, President and CEO	-0-	—	—	—	—

Davina A. Palazzo, Executive Vice President	-0-	—	—	—	—

Leah M. Pauly, Executive Vice President	-0-	—	—	—	—

Karan C. Pohl, Senior Vice President	-0-	—	—	—	—

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

Summary Director Compensation Table

			Option	Non-Equity	Nonqualified	All Other
	Fees Earned	Stock	Awards	Incentive Plan	Deferred	Compensation
	or Paid	Awards	($)	Compensation	Compensation	($)
Name	in Cash ($)	($)	(1)	($)	Earnings ($)	(2)	Total ($)

Marilyn M. Britton	$15,000	—	$2,586	—	—	$176	$17,762
Dario A. Domenghini	$15,000	—	$2,586	—	—	$176	$17,762
James M. Kaney	$15,000	—	$2,586	—	—	$270	$17,856
Michael A. Lady	$15,000	—	$2,586	—	—	$270	$17,856
Gene D. Mintz	$18,000	—	$2,586	—	—	$176	$20,762
Ronald R. Olson	$16,500	—	$2,586	—	—	$—	$19,086
Jack W. Robasciotti	$15,000	—	$2,586	—	—	$135	$17,721
Dan H. Wixom	$15,000	—	$2,586	—	—	$270	$17,856

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

Officer and Director Beneficial Ownership

		Number of		Percentage
Name	Relationship to Bank	Shares	Notes	Owned (1)

Jack C. Wauchope	Chairman of the Board & CEO	36,000	(2)	5.15%
Marilyn M. Britton	Corporate Secretary & Director	3,717	(3)	0.54%
Dario A. Domenghini	Director	11,401	(4),(5)	1.66%
James M. Kaney	Director	8,367	(5)	1.22%
Michael A. Lady	Director	6,667	(5)	0.97%
Gene D. Mintz	Director	28,598	(5)	4.17%
Ronald R. Olson	Director	16,992	(3)	2.49%
Jack W. Robasciotti	Director	7,667	(5)	1.12%
Dan H. Wixom	Director	17,467	(5),(6)	2.55%
Davina A. Palazzo	EVP & Executive Officer	7,500	(8)	1.10%
Leah M. Pauly	EVP & Executive Officer	5,400	(7)	0.79%
Karan C. Pohl	SVP & Executive Officer	1,000	(8)	0.15%
Directors & Executive Officers as a Group (12 persons)		150,776	(9)	20.05%

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

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Footnote

2.0	Plan of Acquisition and Agreement of Merger dated March 1, 2001	(1)
3.1	Articles of Incorporation of Coast Bancorp	(1)
3.2	Bylaws of Coast Bancorp	(1)
4.1	Certificate Evidencing Floating Rate Capital Securities	(3)
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
4.3	Certificate Evidencing Floating Rate Common Securities	(3)
4.4	Guarantee Agreement	(3)
4.5	Indenture dated September 26, 2002, Coast Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture	(3)
10.1	Coast Bancorp Stock Option Plan and specimen Non-Statutory and Incentive Stock Option Agreements	(2) **
10.2	Coast Bancorp Directors Stock Option Plan and specimen Non-Statutory Agreement	(2) **
10.3	Employment contract by and between Jack C. Wauchope and Coast National Bank	(4)**
10.4	Employment contract by and between Davina Palazzo and Coast National Bank	(5)**
10.5	Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A., as Institutional Trustee, Coast Bancorp as Sponsor, and Administrators, dated as of September 26, 2002	(3)
10.6	Employment contract by and between Leah Pauly and Coast National Bank	(5)**
10.7	2006 Executive Bonuses	(8)**
10.8	12/30/04 Summary of Material Modifications for Employee 401K Profit Sharing Plan	(6)**
10.9	Paso Robles Lease Agreement	(6)
10.10	Fresno SBA Lease Agreement	(6)
10.11	Santa Maria SBA Lease Agreement	(6)
10.12	Directors’ Fee Schedule	(6)**
10.13	Karan Pohl Offer Agreement	(6)**
10.14	Fresno SBA Lease Agreement	(7)
10.15	Paso Robles Land Purchase Agreement	(7)
11.0	Statement regarding computation of per share earnings. Included in footnote 9 to the Registrant’s audited financial statements included in this Annual Report.
14.0	Code of Ethics required by Item 406 of Regulation S-B	(5)
21.0	Subsidiaries of the Coast Bancorp – Coast National Bank (100% owned)
23.0	Consent of Independent Public Accountants dated March 28, 2007
23.1	Consent of Independent Public Accountant dated April 18, 2007
24.0	Power of Attorney	(8)
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

**	Employment contracts and compensation plans

(1)	Filed as Exhibits 2 and 3.1, and 10.4, respectively, to Registrant’s Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2001 filed with the SEC and incorporated herein by reference.

(2)	Filed as Exhibits 99.1 and 99.2, respectively, to Registrant’s Registration Statement on Form S-8 No. 333-84518 filed with the SEC and incorporated herein by reference.

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

(8)	Previously Filed

SIGNATURES

Pursuant to the requirements of the section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Luis Obispo, State of California, on April 18, 2007.

COAST NATIONAL BANK

By:	/s/ Jack C. Wauchope
Jack C. Wauchope
Chief Executive Officer
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to Report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Marilyn M. Britton*	Director	April 18, 2007
Marilyn M. Britton

/s/ Dario A. Domenghini*	Director	April 18, 2007
Dario A. Domenghini

/s/ James M. Kaney*	Director	April 18, 2007
James M. Kaney

/s/ Michael A. Lady*	Director	April 18, 2007
Michael A. Lady

/s/ Gene D. Mintz*	Director	April 18, 2007
Gene D. Mintz

/s/ Ronald R. Olson*	Director	April 18, 2007
Ronald R. Olson

/s/ Karan C. Pohl	SVP/CFO	April 18, 2007
Karan C. Pohl

/s/ Jack W. Robasciotti*	Director	April 18, 2007
Jack W. Robasciotti

/s/ Jack C. Wauchope	Director/CEO	April 18, 2007
Jack C. Wauchope

/s/ Dan H. Wixom*	Director	April 18, 2007
Dan H. Wixom

* /s/ Jack C. Wauchope
by: Jack C. Wauchope, as attorney-in-fact