Form 10QSB
period 2007-03-31
COAST BANCORP/CA
filed 2007-05-15
CIK 1141575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common Stock — As of May 1, 2007, there were 682,900 shares of the issuer’s common stock outstanding.

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

INDEX

COAST BANCORP

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Income
Statement of Changes in Stockholders’ Equity
Consolidated Statement of Cash Flows
Notes to Financial Statements

Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Net Interest Income
Non-Interest Income
Non-Interest Expense
Income Taxes
Investment Portfolio
Loan Portfolio
Asset Quality
Provision for Credit Losses
Funding
Return on Equity and Assets
Capital Resources
Liquidity

Item 3 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 – Defaults upon Senior Securities
Item 4 – Submission of Matters to a Vote of Security Holders
Item 5 – Other Information
Item 6 – Exhibits

SIGNATURES

COAST BANCORP & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

March 31, 2007 and December 31, 2006

ITEM I - FINANCIAL STATEMENTS
	March 31, 2007	December 31, 2006
ASSETS
(in thousands)
Cash and due from banks	$8,863	$7,173
Federal funds sold	13,800	17,800
TOTAL CASH AND CASH EQUIVALENTS	22,663	24,973

Investment securities available for sale	7,953	7,926

Loans:
Commercial	45,069	41,726
Real estate - construction	28,693	28,126
Real estate - other	62,236	62,298
Consumer	4,915	4,705
TOTAL LOANS	140,913	136,855
Net deferred loan fees	(313)	(352)
Allowance for credit losses	(1,414)	(1,388)
NET LOANS	139,186	135,115
Premises and equipment	8,993	9,740
Deferred taxes	417	472
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	964	946
Accrued interest and other assets	1,414	1,567
TOTAL ASSETS	$181,590	$180,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,164	$39,556
Money market and NOW	49,225	50,036
Savings	7,081	6,673
Time deposits of $100,000 or more	51,293	50,709
Other time deposits	16,321	15,556
TOTAL DEPOSITS	163,084	162,530
Junior subordinated debt securities	5,155	5,155
Other liabilities	350	343
TOTAL LIABILITIES	168,589	168,028

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized;
issued and outstanding: 682,900 in 2007 and 679,600 in 2006	7,082	7,035
Additional paid-in capital	90	76
Retained earnings	5,827	5,611
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities	2	(11)
TOTAL STOCKHOLDERS’ EQUITY	13,001	12,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,590	$180,739

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the Three Months Ended March 31, 2007 and 2006

	For the Three Months Ended March 31,
(In thousands, except for per share numbers)	2007	2006

Interest income:
Interest and fees on loans	$3,091	$2,917
Interest on investment securities	87	56
Interest on federal funds sold	217	242
Other interest income	26	8

TOTAL INTEREST INCOME	3,421	3,223

Interest expense:
Interest on money market and NOW accounts	418	267
Interest on savings deposits	36	27
Interest on time deposits	795	676
Interest on junior subordinated debt securities	120	109
TOTAL INTEREST EXPENSE	1,369	1,079

Net interest income	2,052	2,144
Provision for loan losses	25	40
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	2,027	2,104

Noninterest income:
Service charges on deposit accounts and other	85	76
Gain on sale of loans and servicing fees	36	129
Mortgage packaging fees	15	—
Gain on sale of premises and equipment	1	—

TOTAL NONINTEREST INCOME	137	205

Noninterest expense:
Salaries and benefits	975	913
Net occupancy expense (net of rental income)	129	138
Equipment expense	76	86
Other expense	606	633

TOTAL NONINTEREST EXPENSE	1,786	1,770

INCOME BEFORE TAXES	378	539
Income taxes	162	219
NET INCOME	$216	$320

Per share data
Earnings per share - Basic	$0.32	$0.47
Earnings per share - Diluted	$0.30	$0.45

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

						Accumulated
		Common Stock		Additonal		Other
(In thousands, except number of shares)	Comprehensive Income	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income	Total
Balance at January 1, 2006		674,100	$6,950	$—	$4,373	$(80)	$11,243
Exercise of stock options including the realization of $7,716 in tax benefits		5,500	85				85
Stock-based compensation expense				76			76
Cash dividends			—		(136)		(136)
Comprehensive Income
Net income	$1,374				1,374		1,374
Unrealized loss on available-for-sale securities, net of taxes of $46,569	69					69	69
Total comprehensive income	$1,443

Balance at December 31, 2006		679,600	$7,035	$76	$5,611	(11)	$12,711
Exercise of stock options - no tax benefits		3,300	47				47
Stock-based compensation expense				14			14
Comprehensive Income
Net income	$216				216		216
Unrealized loss on available-for-sale securities, net of taxes of $9,017	13					13	13
Total comprehensive income	$1,672
Balance at March 31, 2007		682,900	$7,082	$90	$5,827	$2	$13,001

The accompanying notes are an integral part of these consolidated financial statements

COAST BANCORP & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31, 2007 and 2006

	For the Three Months Ended
	March 31,
(In thousands)	2007	2006
Operating activities:
Net income	$216	$320
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	115	125
Provision for credit losses	25	40
Stock-based compensation	14	19
Gain on sale of loans	(14)	(127)
Other items - net	245	96
NET CASH PROVIDED BY OPERATING ACTIVITIES	601	473

Investing activities:
Net increase in loans	(4,363)	(1,609)
Proceeds from loans sold	243	1,516
Proceeds of Federal Reserve Bank and Federal Home Loan Bank stock	(18)	—
Proceeds from sale of premises and equipment	691	—
Purchase of premises and equipment	(65)	(53)
NET CASH USED BY INVESTING ACTIVITIES	(3,512)	(146)

Financing activities:
Increase (decrease) in deposits	554	(2,922)
Principle payments on notes payable	—	(45)
Proceeds from exercise of options, including tax benefits	47	36
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	601	(2,931)

INCREASE IN CASH AND CASH EQUIVALENTS	(2,310)	(2,604)

Cash and cash equivalents at beginning of period	24,973	34,670

Cash and cash equivalents at end of period	$22,663	$32,066

Note 1    Basis of Presentation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2006 filed on Form 10-KSB.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month periods ended March 31, 2007 and 2006 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2    Earnings Per Share

Effective December 31, 1997, Coast National Bank (the “Bank”) adopted SFAS No. 128, “Earnings per Share,” which has subsequently been adopted by the Coast Bancorp (the “Company” or “Coast Bancorp” or “Bancorp”). Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

Earnings Per Share Detail

	For the Three Months Ended
	March 31,
	2007	2006
	Shares	Shares
Used in Basic EPS	680,790	674,573
Dilutive Effect of Outstanding Stock Options	41,163	28,862
Used in Earnings Per Share - Diluted	721,953	703,435

Note 3    Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (“FASB”) revised SFAS 123 and issued under its new name, “Share-Based Payment.” This statement eliminates the previously allowable alternative to use Opinion 25’s intrinsic value method of accounting. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Company adopted this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion previously awarded options have also been recognized as expense during the first quarter of 2007. During the first quarter of 2007, $13,602 was expensed by the Company for stock option related compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed companies to use an intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

SFAS No. 123 (R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Before the adoption of SFAS No. 123 (R), the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Statement of Cash Flows. There were no excess tax benefits for the first quarter of 2007.

Note 4    Current Accounting Pronouncements

As discussed in the preceding note, SFAS No.123 (R) became effective January 1, 2006 and has been fully implemented by the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The Company adopted the statement as if January 1, 2007. Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The Company adopted the interpretation as of January 1, 2007. Management does not expect that the adoption of this new interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 although early adoption is permitted. The Company has chosen not to implement the early adoption of SFAS No. 157 and is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Standard permits an entity to measure certain financial assets and financial liabilities at fair value. The Standard’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. The Standard becomes effective as of the beginning of the fiscal year that begins after November 15, 2007. Early adoption is allowed, within 120 days after the first day of the fiscal year, as long as the requirements of SFAS 157 are met either currently or prior to the adoption of SFAS 159. The Company has chosen not to implement the early adoption of SFAS 159 and is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. This report contains statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, credit loss reserve adequacy, and simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Description of Business

Coast Bancorp

Coast Bancorp headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001. Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization. In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp. Coast Bancorp is operated through a two-tiered corporate structure. At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank. As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical. Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank. Financial information presented herein for March 31, 2007 and comparative information for December 31, 2006 and March 31, 2006 is inclusive of the consolidated Company.

Coast National Bank

The Bank was chartered June 16, 1997 (charter #23222) by The Office of the Comptroller of the Currency as a national bank. The Bank commenced operations on that date with two offices, 16 employees and $6,250,000 in capital. The original branch offices were located at 486 Marsh Street, San Luis Obispo and 1199 Grand Avenue, Arroyo Grande, California. Since that time, additional branch offices were opened in June 1998 at 948 Morro Bay Boulevard in Morro Bay, California, in July 1999 at 1193 Los Osos Valley Road in Los Osos, California and most recently in March 2005 at 2138 Spring Street in Paso Robles, California.

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

The Bank applied for and received approval from the Comptroller of the Currency for another branch office at 2138 Spring Street, Paso Robles, California which opened in March 2005. The Bank also purchased a lot at 2045 Spring Street, Paso Robles, California with the intention of relocating the Paso Robles branch. However, the lot was not adequate for the relocation of the branch and on October 26, 2006, the Bank purchased a new lot at 2110 Spring St, Paso Robles, California. The Bank intends to relocate the Paso Robles branch to this larger lot, sometime in the future. On March 20, 2007, the lot at 2045 Spring Street, Paso Robles, California was sold.

In July 2002, a loan production office was opened at 930 South Broadway Street in Santa Maria, California and in July 2004 moved to 301 S. Miller Street, Ste. 110 in Santa Maria, California. In December 2005, the office was relocated to 411 Betteravia Rd., Ste 201, Santa Maria, California. It was decided that the Bank could more efficiently, and just as effectively, serve our Santa Barbara County customers from our San Luis Obispo SBA office, and as of April 1, 2007 the Santa Maria lease was terminated. In October 2004 a loan production office was opened in Santa Barbara, California at 15 West Carrillo Street, Ste. 252. The original lease on this facility expired and the office was closed in September 2005. In June 2005, the Bank opened a new loan production office at 7429 N. First St., Ste. 104, Fresno, California. In July of 2006, the Fresno office was relocated to 466 W. Fallbrook Ave., #109, Fresno, California.

As of March 31, 2006, the Bank had a total of 75 employees. A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours. On a full-time equivalent basis, employees represent 66 positions. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for credit losses and the associated provision for loan losses.

Available for Sale Securities

Available for sale securities are reported at fair market value. The fair market value is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

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

Overview

Earnings Summary

Consolidated net income for the three months ended March 31, 2007 was $216,000 or $0.30 diluted earnings per share compared to net income of $320,000 or $0.45 diluted earnings per share for the same period during 2006 a 32.5% decrease. The decrease in net income was primarily due to smaller gains resulting from the sale of the guaranteed portion of government guaranteed loans and an increase of interest expense.

Balance Sheet Summary

As of March 31, 2007, total consolidated assets of Coast Bancorp were $181.6 million in comparison to total assets of $180.7 million as of December 31, 2006. This represents an increase of $900,000, or 0.5%. The increase in assets was funded by an increase in savings accounts and time deposits. Compared to total assets of $183.0 million at March 31, 2006, assets have decreased by $1.4 million, or 0.77%, over the last twelve months. The decrease was primarily the result of a decrease in time deposits over $100,000. Over the last year, the Company has strategically reduced the amount of time deposits over $100,000 as a percentage of total deposits while remaining competitive with customers that have existing relationships with the Company.

The Bank has continued to grow its loan portfolio. Gross loans as of March 31, 2007 were $140.9 million in comparison to total loans of $136.9 million as of December 31, 2006. This represents an increase of $4.0 million, or 2.9%. Compared to total loans of $133.9 million at March 31, 2006, the Company has increased loans by $7.0 million, or 5.2%, over the last twelve months. The loan portfolio has grown as a result of continued strong loan demand in the Bank’s market area and the Bank has drawn on Fed funds to fund this growth.

Total deposits as of March 31, 2007 were $163.1 million in comparison to total deposits of $162.5 million as of December 31, 2006. This represents an increase of $600,000, or 0.37%. Compared to total deposits of $166.0 million at March 31, 2006, deposits have decreased by $2.9 million, or 1.8%, over the last twelve months. This decrease is due to the Company’s strategic realignment of its deposit portfolio.

Earnings Analysis

Net Interest Income

A significant component of the Bank’s earnings is from net interest income. Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (the “interest rate spread”). Net interest income after the provision for credit losses was $2,027,000 for the quarter ended March 31, 2007, compared to $2,104,000 for the quarter ended March 31, 2006, representing a decrease of 3.7%. This decrease was primarily the result of an increase in interest rates paid, especially in the NOW and money market accounts. The percentage change in the average interest rate paid on deposits did increase faster than the percentage change in the average interest rates earned on loans for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. However, this was somewhat offset by an increase in loans as compared to the decrease in deposits for the same time periods.

The following tables present, for the three months ended March 31, 2007 and 2006, the distribution of average assets, liabilities and shareholders’ equity. In addition, the total amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates are also presented. Non-accrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

Average Rates and Balances

(dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2007			March 31, 2006
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Rate Paid	Balance	or Paid	Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$7,929	$87	4.45%	$7,872	$56	2.89%
Federal Funds Sold	16,797	217	5.24%	21,988	242	4.46%
Other Earning Assets	955	26	11.04%	923	8	3.52%
Loans	137,926	3,091	9.09%	133,756	2,917	8.84%

Total Interest-Earning Assets	163,607	3,421	8.48%	164,539	3,223	7.94%

Cash and Due from Bank	6,682			8,076
Premises and Equipment	9,672			8,272
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,911			1,697
Allowance For Loan Losses	(1,389)			(1,194)

Total Assets	$180,483			$181,390

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$50,458	$418	3.36%	$44,033	$267	2.46%
Savings	6,820	36	2.14%	8,365	27	1.31%
Time Deposits under $100,000	15,915	181	4.61%	15,490	129	3.38%
Time Deposits of $100,000 or More	50,908	614	4.89%	57,093	547	3.89%
Trust Preferred Securities	5,155	120	9.44%	5,155	109	8.58%

Total Interest-Bearing Liabilities	129,256	1,369	4.30%	130,136	1,079	3.36%

Non-Interest Bearing Liabilities
Demand Deposits	37,819			39,328
Other Liabilities	552			491
Stockholders’ Equity	12,856			11,435

Total Liabilities and Stockholders’ Equity	$180,483			$181,390

Net Interest Income		$2,052			$2,144

Net Yield on Interest-Earning Assets			5.09%			5.28%
(Net Interest Margin)

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing deposit accounts, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2007 and 2006. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Rate/Volume Analysis

(dollar amounts in thousands)

	Three Months Ended March 31, 2007
	compared to the
	Three Months Ended March 31, 2006
	Increase (Decrease) in interest income and
	expense due to change in:
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$4	$27	$31
Federal Funds Sold	(211)	186	(25)
Other Earning Assets	—	18	18
Loans	92	82	174
Total Interest Income	(115)	313	198

Interest-Bearing Liabilities:
Transaction Accounts	3	148	151
Savings	—	9	9
Time Deposits	3	49	52
Time Deposits $100,000 or more	6	61	67
Trust Preferred	0	11	11
Total Interest Expense	12	278	290

Net Interest Income	$(128)	$36	$(92)

Interest expense was $1,369,000 for the quarter ended March 31, 2007 compared to $1,079,000 for the quarter ended March 31, 2006, representing an increase of 26.9%. This increase reflects higher interest rates paid on all interest bearing accounts which is offset by decreased volume.

 The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense between reporting periods irrespective of the growth of the Company’s assets. The net interest margin decreased 19 basis points to 5.09% for the quarter ended March 31, 2007 as compared to 5.28% for the quarter ended March 31, 2006. This decrease was primarily due to the higher rates paid on all interest bearing accounts.

Non-interest Income

Non-interest income represents deposit account service charges, other types of fee income and gains on the sales of loans and securities. Non-interest income for the quarter ended March 31, 2007 totaled $137,000 compared to $205,000 for the same period in 2006 a 33.2% decrease. This decrease was substantially due to selling fewer guaranteed portions of government guaranteed loans. While the volume of lending in the Small Business Administration Department has decreased, the Bank has still realized gains from the sale of the guaranteed portions that have been sold.

Non-interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended March 31, 2007 totaled $1,786,000 compared to $1,770,000 for the same period in 2006 for an increase of 0.9%. This increase is substantially due to an increase in salaries and employee benefits. The number of full time equivalent employees was 66 in March 2007 compared to 63 for March 2006. The continuing growth of the loan portfolio contributed to the increase.

Income Taxes

Due to the Company’s lower net income before taxes of $378,000 for the quarter ended March 31, 2007 as compared $539,000 for the same period in 2006, the Company recorded a lower tax provision. The tax provision for the first quarter of 2007 was $162,000 as compared to $219,000 during the same period in 2006.

Balance Sheet Analysis

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of March 31, 2007:

Maturity Distribution of Investment Securities

(dollar amounts in thousands)

	March 31, 2007			Deecember 31, 2006
			Weighted
	Book	Market	Average	Book	Market
	Value	Value	Yield	Value	Value
Available-for-Sale Securities
U.S. Treasuries	—	—	—	—	—

U.S. Government and Agency Securities
Within One Year	3,977	3,978	3.61%	2,985	2,972
One to Five Years	3,973	3,975	4.51%	4,960	4,954
Five to Ten Years	—	—	0%	—	—
After Ten Years	—	—	0%	—	—
Total U.S. Treasury and Government
Agency Securities	7,950	7,953	4.06%	7,945	7,926
Mutual Funds	—	—	0%	—	—
Mortgage Backed Securities	—	—	0%	—	—
Total Available-for-Sale Securities	$7,950	$7,953	4.06%	$7,945	$7,926

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes. At March 31, 2007, the book value of securities pledged to secure public deposits and other purposes was $994,008 or 12.5% of available for sale securities.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated:

Loan Portfolio Composition

(dollar amounts in thousands)

	March 31, 2007	December 31, 2006
Loans
Commercial loans	$45,069	$41,726
Real Estate - Construction	28,693	28,126
Real Estate - Other	62,236	62,298
Consumer loans	4,915	4,705
Other	—	—
Total loans	140,913	136,855
Net Deferred Loan Costs (Fees)	(313)	(352)
Allowance for Loan Losses	(1,414)	(1,388)
Net Loans	$139,186	$135,115

Commitments
Standby Letters of Credit	$2,858	$2,012
Undisbursed Loans and Commitments to Grant Loans	62,187	48,768
Total Commitments	$65,045	$50,780

Asset Quality

As of March 31, 2007, the Company had five loan relationships on non-accrual of $2,345,708 and no loans 90 days or more past due and still accruing. As of March 31, 2006 the Company had one loan on non-accrual for $4,651 and no loans 90 day past due and still accruing. As of December 31, 2006, the company had five loans on non-accrual totaling $2,543,000 and no loans 90 days past due and still accruing.  The non-accrual loan relationships existing as of March 31, 2007 consist of four SBA guaranteed loans. All of these loans are well collateralized.

As of March 31, 2007 and 2006 the Company had no OREO or restructured loans.

Provision for Credit Losses

Management of the Bank and the Company believes that the allowance for credit losses is adequate. The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for loan losses in a timely manner. The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio. Classified loans are reviewed individually to estimate the amount of probable losses that needs to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The Company made a contribution to the allowance for loan losses for the three months ended March 31, 2007 of $25,000 as compared to no contributions made for the same period in 2006. Management believes that the allowance, which equals 1.02% of net loans at March 31, 2007, is adequate to cover future losses. The allowance for loan losses at December 31, 2006 was 1.01% of gross loans.

The following table summarizes, for the quarter ended March 31, 2007 and 2006, changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses:

Activity in the Allowance for Loan Losses

(dollar amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
Outstanding Net Loans
Average for the Year	$138,558	$135,122

Allowance for Loan Losses:
Balance, beginning of period	$1,388	$1,183
Actual Charge-Offs:
Commercial	—	—
Consumer	—	—
Real Estate	—	—
Total Charge-Offs	—	—

Less Recoveries:
Commercial	—	1
Consumer	1	—
Real Estate	—	—
Total Recoveries	1	1

Net Loans Recovered (Charged-Off)	1	1
Provision for Loan Losses	25	40
Balance, end of period	$1,414	$1,224

Ratios:
Net Loans Charged-Off to Average Loans	0.00%	0.00%
Allowance for Loan Losses to Net Loans	1.02%	0.91%
Net Loans Recovered (Charged-Off) to Beginning Allowance for Loan Losses	0.07%	0.08%
Net Loans Recovered (Charged-Off) to Provision for Loan Losses	4.00%	2.50%
Allowance for Loan Losses to Non-performing Loans	61.67%	24480.00%

Funding

Deposits are our primary source of funds. At March 31, 2007, we had a deposit mix of 45.8% in time and savings deposits, 30.2% in money market and NOW deposits, and 24.0% in non-interest-bearing demand deposits. Our net interest income is enhanced by our percentage of non-interest-bearing deposits.

Return on Equity and Assets

The following table sets forth several key operating ratios for the three months ended March 31, 2007 and 2006:

Operating Ratios

	Three Months Ended
	March 31,
	2007	2006
Return on Average Assets	0.49%	0.72%
Return on Average Equity	6.81%	11.35%
Dividend Payout Ratio	0.00%	0.00%
Average Stockholder’s Equity to Average Total Assets	7.12%	6.30%

Capital Resources

Stockholders equity at March 31, 2007 was $13.0 million, compared to $12.7 at December 31, 2006. Stockholders equity increased primarily from net income of $216,000.

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

Coast Bancorp and the Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies. The ratios for the Bank and Bancorp are as follows:

Capital Ratios

			Coast	Coast
	Regulatory Standard		National Bank	National Bank
	Adequately	Well	As of	As of
	Capitalized	Capitalized	March 31, 2007	December 31, 2006
Total risk-based capital ratio	8.00%	10.00%	12.50%	12.50%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.55%	11.55%
Tier 1 leverage capital ratio	4.00%	5.00%	9.91%	9.65%

			Coast	Coast
	Regulatory Standard		Bancorp	Bancorp
	Adequately	Well	As of	As of
	Capitalized	Capitalized	March 31, 2007	December 31, 2006
Total risk-based capital ratio	8.00%	10.00%	12.65%	12.56%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.24%	11.15%
Tier 1 leverage capital ratio	4.00%	5.00%	9.55%	9.33%

Liquidity

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk. Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders. The Bank manages liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. The ratio of net loans to deposits, a key liquidity ratio, at March 31, 2007 was 85.4%, as compared to 83.1% at December 31, 2006, which are within acceptable liquidity levels for the Company.

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Item 3.  Controls and Procedures

Evaluation of Disclosure and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2007 of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

(a)   EXHIBITS

Exhibit 10.1 - Paso Robles Property Sale Agreement

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

COAST BANCORP

Date:	May 15, 2007	/s/Jack C. Wauchope
Jack C. Wauchope
President/Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

Date:	May 15, 2007	/s/Karan C. Pohl
Karan C. Pohl, CPA
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)