Form 10QSB
period 2007-06-30
COAST BANCORP/CA
filed 2007-08-14
CIK 1141575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common Stock — As of August 7, 2007 there were 711,200 shares of the issuer’s common stock outstanding.

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

COAST BANCORP & SUBSIDIARY

COAST BANCORP & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

June 30, 2007 and December 31, 2006

ITEM I - FINANCIAL STATEMENTS

(In thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$6,763	$7,173
Federal funds sold	17,350	17,800
TOTAL CASH AND CASH EQUIVALENTS	24,113	24,973

Investment securities available for sale	9,581	7,926

Loans:
Commercial	45,406	41,726
Real estate - construction	40,655	28,126
Real estate - other	51,462	62,298
Consumer	3,751	4,705
TOTAL LOANS	141,274	136,855
Net deferred loan fees	(247)	(352)
Allowance for credit losses	(1,416)	(1,388)
NET LOANS	139,611	135,115
Premises and equipment	8,946	9,740
Deferred taxes	508	472
Federal Reserve Bank and FHLB stock, at cost	974	946
Accrued interest and other assets	1,375	1,567
TOTAL ASSETS	$185,108	$180,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$38,708	$39,556
Money market and NOW	49,575	50,036
Savings	6,854	6,673
Time deposits of $100,000 or more	52,778	50,709
Other time deposits	18,048	15,556
TOTAL DEPOSITS	165,963	162,530
Junior subordinated debt securities	5,155	5,155
Other liabilities	408	343
TOTAL LIABILITIES	171,526	168,028

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - 10,000,000 authorized, none outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding: 706,200 in 2007 and 679,600 in 2006	7,343	7,035
Additional paid-in capital	119	76
Retained earnings	6,134	5,611
Accumulated other comprehensive income - net unrealized losses on available-for-sale securities	(14)	(11)
TOTAL STOCKHOLDERS’ EQUITY	13,582	12,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,108	$180,739

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP & SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the Periods Ended June 30, 2007 and 2006

(In thousands, except for per share numbers)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$3,288	$3,199	$6,379	$6,116
Interest on investment securities	108	52	195	108
Interest on federal funds sold	229	204	446	446
Other interest income	16	22	42	30

TOTAL INTEREST INCOME	3,641	3,477	7,062	6,700

Interest expense:
Interest on money market and NOW accounts	412	343	830	610
Interest on savings deposits	37	31	73	58
Interest on time deposits	834	693	1,629	1,369
Interest on junior subordinated debt securities	122	117	242	226

TOTAL INTEREST EXPENSE	1,405	1,184	2,774	2,263

Net interest income	2,236	2,293	4,288	4,437
Provision for loan losses	—	20	25	60

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,236	2,273	4,263	4,377

Noninterest income:
Service charges on deposit accounts and other	94	90	179	166
Gain on sale of loans and servicing fees	6	17	42	146
Mortgage packaging fees	23	—	38	—
Gain on sale of premises and equipment	(6)	—	(5)	—

TOTAL NONINTEREST INCOME	117	107	254	312

Noninterest expense:
Salaries and benefits	937	962	1,912	1,875
Net occupancy expense (net of rental income)	121	125	250	263
Equipment expense	81	83	157	169
Other expense	667	660	1,273	1,293

TOTAL NONINTEREST EXPENSE	1,806	1,830	3,592	3,600

INCOME BEFORE TAXES	547	550	925	1,089
Income taxes	240	217	402	436
NET INCOME	$307	$333	$523	$653

Per share data
Earnings per share - Basic	$0.45	$0.49	$0.76	$0.97
Earnings per share - Diluted	$0.42	$0.47	$0.72	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP & SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands, except number of shares)

		Common Stock		Additonal		Accumulated Other
	Comprehensive Income	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income	Total
Balance at January 1, 2006		674,100	$6,950	$—	$4,373	(80)	$11,243
Exercise of stock options, including the realization of $7,716 in tax benefits		5,500	85				85
Stock-based compensation expense				76			76
Cash dividends					(136)		(136)
Comprehensive Income
Net income	$1,374				1,374		1,374
Unrealized loss on available-for-sale securities, net of taxes of $46,569	69					69	69
Total comprehensive income	$1,443

Balance at December 31, 2006		679,600	$7,035	$76	$5,611	$(11)	$12,711
Exercise of stock options including the realization of $4,259 in tax benefits		26,600	308	13			321
Stock-based compensation expense				30			30
Comprehensive Income
Net income	$523				523		523
Unrealized loss on available-for-sale securities, net of $1,725 in tax benefits	(3)					(3)	(3)
Total comprehensive income	$1,963

Balance at June 30, 2007		706,200	$7,343	$119	$6,134	$(14)	$13,582

The accompanying notes are an integral part of these consolidated financial statements.

COAST BANCORP & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30, 2007 and 2006

(In thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$523	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215	249
Provision for credit losses	25	60
Stock-based compensation	30	38
Gain on sale of loans	(14)	(176)
Other items - net	333	239
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,112	1,063

Investing activities:
Net increase in loans	(4,853)	(12,024)
Proceeds from loans sold	243	2,179
Proceeds of Federal Reserve Bank and Federal Home Loan Bank stock	(28)	(15)
Net proceeds/purchase of available-for-sale securities	(1,636)	1,000
Net proceeds/purchase of premises and equipment	549	(84)
NET CASH USED BY INVESTING ACTIVITIES	(5,725)	(8,944)

Financing activities:
Increase (decrease) in deposits	3,432	(2,463)
Principle payments on notes payable	—	(45)
Proceeds from exercise of options, including tax benefits	321	36
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,753	(2,472)

DECREASE IN CASH AND CASH EQUIVALENTS	(860)	(10,353)

Cash and Cash Equivalents at Beginning of Period	24,973	34,670

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,113	$24,317

The accompanying notes are an integral part of these consolidated financial statements.

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three month and six month period ended June 30, 2007 and 2006 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-QSB may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate”, “believe”, “estimate”, “may”, “intend”, and “expect.”

Note 2                    Earnings Per Share

Effective December 31, 1997, Coast National Bank (the “Bank”) adopted SFAS No. 128, “Earnings per Share,” which has subsequently been adopted by the Coast Bancorp (the “Company” or “Coast Bancorp” or “Bancorp”).  Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.  All earnings per common share amounts presented are in accordance with the provisions of this statement.

Earnings Per Share Note

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007 Shares	2006 Shares	2007 Shares	2006 Shares
Used in Basic EPS	689,280	676,100	685,059	675,341
Dilutive Effect of Outstanding Stock Options	38,507	26,362	39,894	25,235
Used in Earnings Per Share - Diluted	727,787	702,462	724,953	700,576

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

The Company adopted this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  In addition, the unvested portions of previously awarded options have also been recognized as expense during the first six months of 2007.  During the first half of 2007, $30,261 was expensed by the Company for stock option related compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed companies to use an intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

SFAS No. 123 (R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123 (R), the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  The $4,259 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123 (R).

Note 4                    Current Accounting Pronouncements

As discussed in the preceding note, SFAS No.123 (R) became effective January 1, 2006 and has been fully implemented by the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  The statement amends SFAS No. 140 by  (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  The Company adopted the statement as of January 1, 2007.  Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  The Company adopted the interpretation in 2007.  Management does not expect that the adoption of this new interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The Standard permits an entity to measure certain financial assets and financial liabilities at fair value.  The Standard’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions.   The Standard becomes effective as of the beginning of the fiscal year that begins after November 15, 2007.  Early adoption is allowed, within 120 days after the first day of the fiscal year, as long as the requirements of SFAS 157 are met either currently or prior to the adoption of SFAS 159.  The Company has chosen not to implement the early adoption of SFAS 159 and is currently assessing the impact the adoption of the standard will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and contain statements relating to future results of the Company that are considered to be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, credit loss reserve adequacy and the simulation of changes in interest rates.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, political and global changes arising from the terrorist attacks of September 11, 2001 as well as the war in Iraq and its aftermath, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed elsewhere in this quarterly report or from time to time in the filings of the Company with the Securities Exchange Commission.  Forward-looking statements speak only as of the date on which the statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The accompanying financial information should be read in conjunction with Coast Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Description of Business

Coast Bancorp

Coast Bancorp, headquartered in San Luis Obispo, California, is a California corporation incorporated in 2001.  Coast Bancorp became the bank holding company of Coast National Bank on May 31, 2001 through a corporate reorganization.  In the reorganization, Coast National Bank became the wholly-owned subsidiary of Coast Bancorp and the shareholders of the Bank became shareholders of Coast Bancorp.  Coast Bancorp is operated through a two-tiered corporate structure.  At the holding company level the affairs of Coast Bancorp are overseen by a Board of Directors elected by the shareholders of Coast Bancorp at the annual meeting of shareholders.  The business of the Bank is overseen by a Board of Directors elected by Coast Bancorp, the sole owner of the Bank.  As of the date of this Form 10-QSB the respective members of the Board of Directors of the Bank and the Board of Directors of Coast Bancorp are identical.  Coast Bancorp is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System.  At present, Coast Bancorp does not engage in any material business activities other than the ownership of the Bank.  Financial information presented herein for June 30, 2007 and comparative information for December 31, 2006 and June 30, 2006 is inclusive of the consolidated Company.

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

As of June 30, 2007, the Bank had a total of 80 employees.  A number of these employees are part-time however. Part-time employees are converted to full-time equivalent employees on the percentage of their weekly hours worked compared to 40 hours.  On a full-time equivalent basis, employees represent 69 positions.  The Bank values its employees.  They are actively engaged individually and as a team in contributing to the Bank’s realization of its vision and mission.

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

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold could affect the required level of the allowance for loan losses and the associated provision for loan losses.

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

Overview

Earnings Summary

For the three months ended June 30, 2007 the Bancorp reported consolidated net income of $307,000 or $0.42 diluted earnings per share compared to net income of $333,000 and $0.47 diluted earnings per share for the same period during 2006, a 7.8% decrease.  For the six months ended June 30, 2007 the Bancorp reported consolidated net income of $523,000 or $0.72 diluted earnings per share compared to consolidated net income of $653,000 or $0.93 diluted earnings per share for the same period in 2006, a 19.9% decrease.  The decrease in net income was primarily due to smaller gains resulting from the sale of the guaranteed portion of government guaranteed loans and an increase in interest expense.

Balance Sheet Summary

As of June 30, 2007, total consolidated assets of Coast Bancorp were $185.1 million in comparison to total assets of $180.7 million as of December 31, 2006. This represents an increase of $4.4 million, or 2.4%.  This increase in assets was funded by an increase in time deposits.  Compared to total consolidated assets of $183.9 million at June 30, 2006, assets have increased by $1.2 million, or 0.7%, over the last twelve months.

The Bank has continued to grow its loan portfolio during the first the six months of 2007.  Total loans as of June 30, 2007 were $141.3 million in comparison to total loans of $136.9 million as of December 31, 2006.  This represents an increase of $4.4 million, or 3.2%.  Compared to total loans of $143.7 million at June 30, 2006, loans have decreased by $2.4 million, or 1.7%, over the last twelve months. The decrease in the loan portfolio occurred primarily in other real estate loans but was partially offset by increases in commercial and real estate construction loans.

Total deposits as of June 30, 2007 were $166.0 million in comparison to total deposits of $162.5 million as of December 31, 2006.  This represents an increase of $3.5 million, or 2.2%. The increase is due to an increase in time deposits.  Compared to total deposits of $166.5 million at June 30, 2006, deposits have decreased by $0.5 million, or 0.3%, over the last twelve months.  The slight decrease is due to a decrease in our non-interest bearing demand deposits which is offset by increases in time deposits less than $100,000 as well as money market and NOW accounts.

Earnings Analysis

Net Interest Income

A significant component of the Bank’s earnings is net interest income.  Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings (“the interest rate spread”).   Net interest income after provision for credit losses was $2,236,000 for the three months ended June 30, 2007, compared to $2,273,000 for the three months ended June 30, 2006, representing a decrease of 1.63%.  Net interest income after provision for credit losses was $4,263,000 for the six months ended June 30, 2007, compared to $4,377,000 for the six months ended June 30, 2006, representing a decrease of 2.6%.  This decrease was primarily the result of an increase in interest rates paid, especially in time deposit accounts.  The percentage change in the average interest rate paid on deposits increased faster than the percentage change in the average interest rates earned on loans for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.  This increase was somewhat offset by a slightly higher increase in average loans as compared to the increase in average deposits for the same time periods.

The following tables present, for the three months and six months ended June 30, 2007 and 2006, the distribution of average assets, liabilities and shareholders’ equity.  In addition, the total amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates are also presented.  Non-accrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

Average Rates and Balances
For the Three Month Period Ended June 30, 2007 and 2006
(dollar amounts in thousands)

	June 30, 2007			June 30, 2006
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$8,223	$108	5.27%	$7,679	$52	2.72%
Federal Funds Sold	17,477	229	5.26%	16,539	204	4.95%
Other Earning Assets	971	16	6.61%	932	22	9.47%
Loans	141,277	3,288	9.33%	139,404	3,199	9.20%

Total Interest-Earning Assets	167,948	3,641	8.70%	164,554	3,477	8.48%

Cash and Due from Bank	7,058			8,018
Premises and Equipment	8,986			8,190
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,744			1,572
Allowance For Loan Losses	(1,415)			(1,224)

Total Assets	$184,321			$181,110

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$50,355	$412	3.28%	$45,864	$343	3.00%
Savings	6,715	37	2.21%	7,649	31	1.63%
Time Deposits under $100,000	16,657	194	4.67%	15,252	142	3.73%
Time Deposits of $100,000 or More	51,757	640	4.96%	54,137	551	4.08%
Trust Preferred Securities	5,155	122	9.49%	5,155	117	9.10%

Total Interest-Bearing Liabilities	130,639	1,405	4.31%	128,057	1,184	3.71%

Non-Interest Bearing Liabilities
Demand Deposits	39,890			40,831
Other Liabilities	500			413
Shareholders’ Equity	13,292			11,809

Total Liabilities and Shareholders’ Equity	$184,321			$181,110

Net Interest Income		$2,236			$2,293

Net Yield on Interest-Earning Assets			5.34%			5.59%

Average Rates and Balances
For the Six Month Period Ended June 30, 2007 and 2006
(dollar amounts in thousands)

	June 30, 2007			June 30, 2006
	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid	Average Balance	Interest Earned or Paid	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$8,077	$195	4.87%	$7,775	$108	2.80%
Federal Funds Sold	17,140	446	5.25%	19,249	446	4.67%
Other Earning Assets	963	42	8.80%	927	30	6.53%
Loans	139,610	6,379	9.21%	136,596	6,116	9.03%

Total Interest-Earning Assets	165,790	7,062	8.59%	164,547	6,700	8.21%

Cash and Due from Bank	6,871			8,047
Premises and Equipment	9,327			8,231
Other Real Estate Owned	—			—
Accrued Interest and Other Assets	1,830			1,625
Allowance For Loan Losses	(1,402)			(1,209)

Total Assets	$182,416			$181,241

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market and NOW:	$50,306	$830	3.33%	$44,952	$610	2.74%
Savings	6,767	73	2.18%	8,005	58	1.46%
Time Deposits under $100,000	16,289	375	4.64%	15,370	271	3.56%
Time Deposits of $100,000 or More	51,335	1,254	4.93%	55,607	1,098	3.98%
Trust Preferred Securities	5,155	242	9.47%	5,155	226	8.84%

Total Interest-Bearing Liabilities	129,852	2,774	4.31%	129,089	2,263	3.54%

Non-Interest Bearing Liabilities
Demand Deposits	38,892			40,084
Other Liabilities	525			451
Shareholders’ Equity	13,147			11,617

Total Liabilities and Shareholders’ Equity	$182,416			$181,241

Net Interest Income		$4,288			$4,437

Net Yield on Interest-Earning Assets			5.22%			5.44%

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change.”  It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing deposit accounts, and the amount of change attributable to volume and rate changes for the three and six month periods ended June 30, 2007 and 2006.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Rate/Volume Analysis
(dollar amounts in thousands)

	Three Months Ended June 30, 2007 compared to the Three Months Ended June, 30, 2006			Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006
	Increase (Decrease) in interest income and expense due to change in:			Increase (Decrease) in interest income and expense due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities	$28	$28	$56	$13	$74	$87
Federal Funds Sold	12	13	25	—	—	—
Other Earning Assets	1	(7)	(6)	1	11	12
Loans	43	46	89	136	127	263
Total Interest Income	84	80	164	150	212	362

Interest-Bearing Liabilities
Transaction Accounts	36	33	69	80	140	220
Savings	(21)	27	6	(24)	39	15
Time Deposits	14	38	52	17	87	104
Time Deposits $100,000 or more	(23)	112	89	(75)	231	156
Trust Preferred	—	5	5	—	16	16
Total Interest Expense	6	215	221	(2)	513	511

Net Interest Income	$78	$(135)	$(57)	$152	$(301)	$(149)

Interest expense was $1,405,000 for the three months ended June 30, 2007 compared to $1,184,000 for the three months ended June 30, 2006, representing an increase of 18.7%.  Interest expense was $2,774,000 for the six months ended June 30, 2007, compared to $2,263,000 for the six months ended June 30, 2006, an increase of 22.6%.  These increases reflect higher interest rates paid on all interest bearing accounts.

The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense between reporting periods irrespective of the growth of the Company’s assets.  The net interest margin decreased 25 basis points to 5.34% for the three months ended June 30, 2007 as compared to 5.59% for the three months ended June 30, 2006.  The net interest margin, 5.22% for the six months ending June 30, 2007 was 22 basis points lower than the comparable figure, 5.44%, for the six month period ending June 30, 2006.  These decreases are primarily due to the higher rates paid on all interest bearing accounts.

Non-Interest Income

Non-interest income represents deposit account service charges and other types of fee income.  Non-interest income for the three months ended June 30, 2007 totaled $117,000 compared to $107,000 for the same period in 2006, a 9.4% increase.  This increase was due to increases in service charges on deposit accounts and mortgage packaging fees.  Non-interest income for the six months ended June 30, 2007 totaled $254,000 compared to $312,000 for the same period in 2006, an 18.6% decrease.  This decrease was substantially due to selling fewer guaranteed portions of government guaranteed loans as the volume of lending in the Small Business Administration Department has decreased.

Non-Interest Expense

Non-interest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business.  Non-interest expense for the three months ended June 30, 2007 totaled $1,806,000 compared to $1,830,000 for the same period in 2006 for a decrease of 1.3%.  Non-interest expense for the six months ended June 30, 2007 totaled $3,592,000 compared to $3,600,000 for the same period in 2006 for a decrease of 0.2%.  These decreases are primarily due to a concerted effort on the bank to reduce non-interest expenses.

Income Taxes

The tax provision recorded for the three months ended June 30, 2007 was $240,000 as compared to $217,000 during the same period in 2006.  The tax provision for the six months ended June 30, 2007 was $402,000 as compared to $436,000 during the same period in 2006.  The smaller tax provision for the six months ended June 30, 2007 as compared to June 30, 2006, was due to the Company’s decreased net income before taxes.

Balance Sheet Analysis

Investment Portfolio

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yields as of June 30, 2007 and December 31, 2006:

Maturity Distribution of Investment Securities
(dollar amounts in thousands)

	June 30, 2007			December 31, 2006
			Weighted
	Book	Market	Average	Book	Market
	Value	Value	Yield	Value	Value
Available-for-Sale Securities:

U.S. Government and Agency Securities
Within One Year	2,991	2,985	4.15%	2,985	2,972
One to Five Years	6,613	6,596	4.67%	4,960	4,954
Five to Ten Years	—	—	0.00%	—	—
After Ten Years	—	—	0.00%	—	—
Total U.S. Government Agency Securities	9,604	9,581	4.41%	7,945	7,926

Total Available-for-Sale Securities	$9,604	$9,581	4.41%	$7,945	$7,926

Securities may be pledged to meet security requirements imposed as a condition to receipt of deposit of public funds and for other purposes.  At June 30, 2007, the carrying values of securities pledged to secure public deposits and other purposes were $994,975 or 10.4% of available for sale securities.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated:

Loan Portfolio Composition
(dollar amounts in thousands)

	June 30, 2007	December 31, 2006
Loans
Commercial	$45,406	$41,726
Real Estate - Construction	40,655	28,126
Real Estate - Other	51,462	62,298
Consumer	3,751	4,705
Total Loans	141,274	136,855
Net Deferred Loan Costs (Fees)	(247)	(352)
Allowance for Loan Losses	(1,416)	(1,388)
Net Loans	$139,611	$135,115

Commitments
Standby Letters of Credit	$2,852	$2,012
Undisbursed Loans and Commitments to Grant Loans	40,254	48,768
Total Commitments	$43,106	$50,780

The following table shows the maturity distribution of the fixed rate portion of the loan portfolio at June 30, 2007:

Maturity Distribution of Fixed Rate Loans
(dollar amounts in thousands)

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total
Loans

Commercial	$1,351	$516	$546	$946	$3,359
Real Estate - Construction	2,791	988	1,247	—	5,026
Real Estate - Other	815	317	4,371	6,047	11,550
Consumer	383	54	475	306	1,218
Total Loans	$5,340	$1,875	$6,639	$7,299	21,153
Loans on Non-Accrual					—
Total Fixed Rate Loans					$21,153

The following table shows the maturity distribution of the variable rate portion of the loan portfolio at June 30, 2007:

Maturity Distribution of Variable Rate Loans
(dollar amounts in thousands)

	3 Months or Less	Over 3 Months through 12 Months	Due after one year to five years	Due after five years	Total
Loans

Commercial	$31,895	$5,165	$4,720	$—	$41,780
Real Estate - Construction	32,080	367	2,072	—	34,519
Real Estate - Other	22,651	4,806	10,284	2,170	39,911
Consumer	2,523	10	—	—	2,533
Total Loans	$89,149	$10,348	$17,076	$2,170	118,743
Loans on Non-Accrual					1,378
Total Variable Rate Loans					$120,121

Asset Quality

As of June 30, 2007, the Company had four loan relationships on non-accrual totaling $1,378,000 and no loans 90 days or more past due and still accruing.  As of June 30, 2006 the Company had no loans on non-accrual and no loans 90 day past due and still accruing.   As of December 31, 2006, the company had five loan relationships on non-accrual totaling $2,543,000 and no loans 90 days past due and still accruing.   The non-accrual loan relationships existing as of June 30, 2007 include two SBA guaranteed loan relationships.  The two SBA guaranteed loan relationships totaling $267,000 have a non-guaranteed balance of $60,000.  The two remaining loan relationships consist of one well collateralized land development loan totaling $1,110,000 and one unsecured credit card loan totaling $1,000.

As of June 30, 2007 and December 31, 2006 the Company had no OREO or restructured loans.

Provision for Credit Losses

Management of the Bank and the Bancorp believes that the allowance for credit losses is adequate.  The Bank has established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and adequacy of the allowance for credit losses in a timely manner.  The monitoring system and allowance for credit losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for credit losses.  This monitoring system and allowance methodology includes a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the unclassified portfolio.  Classified loans are reviewed individually to estimate the amount of probable losses that needs to be included in the allowance.  These reviews include analysis of financial information as well as the evaluation of collateral securing the credit.  Loss factors on the unclassified portion of the portfolio are based on such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, internal loan review and management oversight.

The Company made a $25,000 contribution to the allowance for credit losses for the six months ended June 30, 2007 compared to $60,000 contribution having been made in the same period in 2006.  Management believes that the allowance, which equals 1.00% of gross loans at June 30, 2007, is adequate to cover future losses.  The allowance for loan losses at December 31, 2006 was 1.01% of gross loans.

The following table summarizes, for the periods indicated, changes in the allowance for credit losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for credit losses:

Activity in the Allowance for Credit Losses
(dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Outstanding Net Loans:
Average for the Year	$141,852	$140,216	$140,213	$137,419

Allowance for Credit Losses:
Balance, beginning of period	$1,414	$1,224	$1,388	$1,183
Actual Charge-Offs:
Commercial	—	(1)	—	(1)
Consumer	—	—	—	—
Real Estate	—	—	—	—
Total Charge-Offs	—	(1)	—	(1)

Adjustments to Charge-Offs	2	—	2	—

Recoveries:
Commercial	—	—	—	—
Consumer	—	1	1	2
Real Estate	—	—	—	—
Total Recoveries	—	1	1	2

Net Loans Recovered (Charged-Off)	2	—	3	1
Provision for Credit Losses	—	20	25	60
Balance, end of period	$1,416	$1,244	$1,416	$1,244

Ratios:
Net Loans Charged-Off to Average Loans	0.00%	0.00%	0.00%	0.00%
Allowance for Loan Losses to Total Loans	1.00%	0.89%	1.01%	0.91%
Net Loans Recovered (Charged-Off) to Beginning Allowance for Credit Losses	0.14%	0.00%	0.22%	0.08%
Net Loans Recovered (Charged-Off) to Provision for Credit Losses	0.00%	0.00%	12.00%	1.67%

Funding

Deposits are our primary source of funds.  At June 30, 2007, we had a deposit mix of 46.8% in time and savings deposits, 29.9% in money market and NOW deposits, and 23.3% in non-interest-bearing demand deposits.  Our net interest income is enhanced by our percentage of non-interest-bearing deposits.  For a detailed review of the distribution of our average deposits, please refer to the Average Rates and Balances table on pages 13 and 14.

The scheduled maturity distribution of our time deposits of $100,000 or greater, as of June 30, 2007, were as follows:

Maturity Distribution of Time Deposits $100,000 and Greater

(dollar amounts in thousands)

Three months or less	$24,195
Over three months to six months	14,289
Over six months to one year	14,294
$52,778

Return on Equity and Assets

The following table sets forth several key operating ratios for the six months ended June 30, 2007 and 2006:

Operating Ratios

	Six Months Ended
	June 30,
	2007	2006
Return on Average Assets	0.58%	0.73%
Return on Average Equity	8.02%	10.65%
Dividend Payout Ratio	0.00%	0.00%
Average Stockholder’s Equity to Average Total Assets	7.21%	6.82%

Capital Resources

Stockholders’ equity at June 30, 2007 was $13,582,000, compared to $12,711,000 at December 31, 2006, an increase of 6.8%.  Stockholders’ equity increased primarily from net income of $523,000.

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

Both Coast Bancorp and the Bank maintain capital ratios above the Federal regulatory guidelines for “well-capitalized” bank holding companies.  The ratios for the Bank are as follows:

Capital Ratios

			Coast	Coast
	Regulatory Standard		National Bank	National Bank
	Adequately	Well	As of	As of
	Capitalized	Capitalized	June 30, 2007	December 31, 2006
Total Risk-Based Capital Ratio	8.00%	10.00%	12.75%	12.50%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	11.80%	11.55%
Tier 1 Leverage Capital Ratio	4.00%	5.00%	9.93%	9.65%

The ratios for the Bancorp are as follows:

Capital Ratios

	Regulatory Standard		Coast Bancorp	Coast Bancorp
	Adequately	Well	As of	As of
	Capitalized	Capitalized	June 30, 2007	December 31, 2006
Total Risk-Based Capital Ratio	8.00%	10.00%	12.92%	12.56%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	11.66%	11.15%
Tier 1 Leverage Capital Ratio	4.00%	5.00%	9.65%	9.33%

Liquidity

The objective of the Company’s asset/liability strategy is to manage liquidity and interest rate risk.  Ultimately, management seeks to monitor the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the stockholders.  The Bank manages liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. The ratio of net loans to deposits, a key liquidity ratio, at June 30, 2007 was 84.1%, as compared to 83.1% at December 31, 2006, which are within acceptable liquidity levels for the Company.

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

Based on their evaluation as of June 30, 2007 of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Not applicable.

ITEM 2 — UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  Coast Bancorp’s 2007 Annual Meeting of Shareholders was held on June 26, 2007 (the “Meeting”).  The Meeting involved the following proposals:

1.               To elect nine (9) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.               To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2007 fiscal year, and

(b)                                 Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.  There were no solicitations in opposition to management’s nominees as listed in the proxy statement, and all such nominees were elected.

On Proposal No. 2 to approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2007 fiscal year, 465,862 shares voted in favor of approval, 1,084 voted against approval, and 2,000 abstained, and there were zero (0) broker non-votes.  Accordingly, Proposal No. 2 was passed by the shareholders.

(c)                                  There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 5 — OTHER INFORMATION

Not applicable

ITEM 6 — EXHIBITS

(a)                                  EXHIBITS

Exhibit 11 - EARNINGS PER SHARE (see note 2 under Item 1-Basis of Presentation on page 8 of this report)

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

COAST BANCORP

Date: August 14, 2007	/s/ Jack C. Wauchope
Jack C. Wauchope
Chairman of the Board
President/Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	/s/ Karan C. Pohl
Karan C. Pohl, CPA
Senior Vice President
Chief Financial Officer
(Principal Financial Officer)